Form 10-Q
period 1996-03-15
SHARED TECHNOLOGIES CELLULAR INC
filed 1996-05-15
CIK 933583

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

[x]	   QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT
OF 1934

For Quarterly Period Ended March 31, 1996

TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission File Number 1-13732


SHARED TECHNOLOGIES CELLULAR, INC.
(Exact name of registrant as specified in its charter)


 Delaware
(State or other jurisdiction of
Incorporation or organization)

06-1386411
(I.R.S. Employer
Identification No.)

100 Great Meadow Road, Suite 102
Wethersfield, Connecticut  06109
(Address of principal executive offices)

(860) 258-2500
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes _X_     No___

As of May 14, 1996, there were 3,451,952 shares outstanding of the Company's Common Stock, $.01 par value



PART I	 FINANCIAL INFORMATION PAGE



Item 1. 		Financial Statements



		Consolidated Balance
		Sheets as of March 31,
  		1996 and December 31, 1995
		3-4

		Consolidated Statements of
		Operations for the Three
   		Months Ended March 31,
   		1996 and 1995
		5

   		Consolidated Statements of
   		Cash Flows for the Three
   		Months Ended March 31,
   		1996 and 1995
		6


		Consolidated Statements of
  		Stockholders' Equity for
  		the Three Months Ended
   		March 31, 1996
		7


   		Notes to Consolidated
   		Financial Statements
		8-9


Item 2

		Management's Discussion and
  		Analysis of Results of Operations
 		and Financial Condition
		10-11

PART II 	OTHER INFORMATION


		Signature Page
		12



Item 1 Financial Statements

Shared Technologies Cellular, Inc.
Consolidated Balance Sheets
March 31, 1996 and December 31, 1995
(unaudited)

				March 31, 1996	December 31, 1995

ASSETS

Current Assets:

Cash				  $341,467	$2,541,827
Accounts receivable, less allowance
for doubtful accounts of $975,000
and $685,000 at March 31, 1996 and
December 31, 1995, respectively	 1,270,219	 1,172,671
Carrier commissions receivable,
less unearned income		    301,364 	    452,610
Inventories			      89,304	      49,076
Note receivable			      71,126                  59,136
Prepaid expenses and other current
assets				     725,120               471,356
Receivable due from sale of assets	         -      	 1,077,856

Total current assets		  2,798,600            5,824,532

Telecommunications and office
equipment, less accumulated
depreciation 			 2,290,455	 2,157,685

Other assets:

Intangible assets, less accumulated
amortization			 6,466,824           6,129,101
Deposits				    208,130              142,080
Note receivable, net of current portion 112,417	  124,407

Total other assets			6,787,371            6,395,588

Total Assets		          $11,876,426        $14,377,805

The accompanying notes are an integral part of these financial statements.










Shared Technologies Cellular, Inc.
Consolidated Balance Sheets
March 31, 1996 and December 31, 1995
(unaudited)
					March 31, 1996 	December 31, 1995

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
Note payable				      $400,000       $400,000
Accounts payable and other current
liabilities				     5,070,317      5,838,718
Commissions payable			        336,652         452,611
Due to parent				     1,010,300         984,592

Total current liabilities			     6,817,269      7,675,921

Note payable, less current portion		     1,600,000      1,600,000

Stockholders' equity:

Preferred Stock, $.01 par value
5,000,000 shares authorized,
none outstanding
Preferred Stock, $.01 par value,
Series A Convertible, authorized,
issued and outstanding 300,000 shares	          3,000             3,000
Common Stock, $.01 par value, authorized
10,000,000 shares issued and outstanding
 3,151,952 shares outstanding at March 31,
1996 and 3,089,189 shares at December
31, 1995					        31,520           30,892
Common stock subscription		          5,000             5,000
Additional paid-in capital		                 9,176,955      9,172,583
Accumulated deficit			 (5,752,318)    (4,104,591)
Note receivable arising from
stock purchase agreement			        (5,000)           (5,000)

Total stockholders' equity		                 3,459,157      5,101,884

Total liabilities and stockholders'
equity				            $11,876,426   $14,377,805



The accompanying notes are an integral part of these financial statements






Shared Technologies Cellular, Inc.
Consolidated Statements of Operations
for the Three Months Ended March 31, 1996 and 1995
(unaudited)

				March 31, 1996	March 31, 1995

Revenues:
Rental operations			$3,199,683	$1,460,077
Activation/debit/agency operations	  1,106,269               566,575

Total revenues			  4,305,952	 2,026,652

Cost of Revenues:
Rental operations			 2,073,248	    706,949
Activation/debit/agency operations	    703,131	    360,537

Total cost of revenues		2,776,379             1,067,486

Gross margin			1,529,573                959,166

Field - selling, general &
administrative expenses:
Rental operations			1,616,593	   766,997
Activation/debit/agency operations	   408,665               104,857
Total Field s,g&a expenses	2,025,258               871,854

Corporate - selling, general &
administrative expenses:		1,091,271	  145,001
Operating loss		            (1,586,956)              (57,689)

Interest expense			  (60,771)	  (16,979)

Net loss	                                      ($1,647,727)            ($74,668)

Net loss per common share	      ($.52)                  ($.04)

Weighted average number of
common shares
outstanding			3,151,952          2,070,570

The accompanying notes are an integral part of these financial statements.










Shared Technologies Cellular, Inc
Consolidated Statements of Cash Flows
For the Three Months Ended
March 31, 1996 and 1995
(unaudited)
					March 31, 1996 	March 31, 1995
Cash flows from operating activities:
Net loss				  	   ($1,647,727)    ($74,668)
Adjustments:
Depreciation and amortization		         368,776       173,773
Change in assets and liabilities:
(Increase) decrease in accounts receivable             980,308      (178,395)
Decrease in carrier commissions
receivable				        151,246

(Increase) in inventory and supplies	 	         (40,228)       (14,799)
(Increase) in other current assets	  	       (253,764)       (57,008)
Increase (decrease) in accounts payable	       (768,401)         92,138
(Decrease) in commissions payable	  	       (115,959)


Net cash used in operating activities	    (1,325,749)      (58,959)

Cash flows from investing activities:
(Increase) in other assets		 	       (557,459)    (111,312)
Capital expenditures			       (347,860)      (64,539)

Net cash used in investing activities		       (905,319)    (175,851)

Cash flows from financing activities:
Payments on capital lease
obligations						  (2,327)
Deferred registration costs				            (145,682)
Advances from affiliates				              (28,958)
Advances from parent			         25,708       409,264
Issuance of common stock			           5,000

Net cash provided by financing activities:	        30,708        232,297

Net decrease in cash	 	  	 (2,200,360)        (2,513)
Cash, beginning of period			   2,541,827	10,233
Cash, end of period			    $341,467          $7,720

Supplemental disclosures of cash flow
information:
Cash paid during the periods for interest	     $21,319       $16,979

The accompanying notes are an integral part of these financial statements.


Shared Technologies Cellular, Inc
Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 1996
(unaudited)
                                                  Series A              Common
                                                  Preferred Stock   Stock
                                                  Shares  Amount  Shares/Amount

Balance December 31, 1995    300,000  $3,000 3,089,189 $30,892
Issuance of common stock                                      62,763      $628
Net loss                                          -               -
Balance March 31, 1996          300,000     $3,000 3,151,952 $31,520

                                                     Common Stock  Additional
	                                       Subscriptions    Paid In
				                     Capital

Balance December 31, 1995                $5,000   $9,172,583
Issuance of common stock                                        $4,372
Net loss                                              -                      -
Balance March 31, 1996                      $5,000   $9,176,955

                                                      Accum.      Note
                                                      Defecit       Receivable

Balance December 31, 1995       ($4,104,591)     ($5,000)
Issuance of common stock
Net loss                                         (1,647,727)       -
Balance March 31, 1996             ($5,752,318)     ($5,000)

                                                    Total
                                                    Stockholders'
                                                    Equity

Balance December 31, 1995       $5,101,884
Issuance of common stock                 $5,000
Net loss                                      ($5,647,727)
Balance March 31, 1996             $3,459,157

The accompanying notes are an integral part of these financial statements.









Shared Technologies Cellular, Inc.
Notes to Consolidated Financial Statements
March 31, 1996
(Unaudited)

1.	Basis of Presentation:  The consolidated financial
statements included herein have been prepared by Shared
Technologies Cellular, Inc. (STC or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1995 Form 10-K.

2.	Litigation: The Company is not involved in any litigation
which, individually or in the aggregate, if resolved against the Company, would have a materially adverse effect on the Company's financial condition, statement of operations or cash flows.

3.	Acquisitions:	In May 1995, the Company commenced
management of, and subsequently acquired the outstanding capital stock of Cellular Hotline Inc., ("Hotline"), a cellular telephone activation service provider. The purchase price was $617,000 comprised of $367,000 in cash, the assumption of $150,000 of certain indebtedness and the balance through the issuance of 50,000 shares of the Company's common stock ("Shares") valued at $5.00 per share. Pursuant to the purchase agreement in September 1995, the former Hotline stockholders caused the Company to repurchase from them all of the Shares for $5.00 per share, for an aggregate amount of $250,000. In connection with the acquisition, the Company issued the former Hotline stockholders a three-year option to purchase an aggregate of 50,000 shares of the Company's common stock at a price of $7.50 per share. In addition, the agreement provides for additional payments based upon attaining certain levels of activation revenues over a one-year period.

In November 1995, STC completed its acquisition of substantially all of the assets of PTC Cellular Inc., ("PTCC"). The purchase price was $3,800,000, comprised of $300,000 in cash, the assumption of $1,200,000 of accounts payable, a promissory note of $2,000,000 and the issuance of 100,000 shares of the Company's common stock. The agreement provides for a maximum of $2,500,000 of royalty payments, computed at 3% of quarterly revenues generated from certain of the acquired assets. Also, STC committed to PTCC to obtain financing in the amount of $7,000,000 within six months of the acquisition date.

Unaudited pro forma consolidated statement of operations for the three months ended March 31, 1995 as though the acquisitions had been made at the beginning of the period is as follows:

					1995

Revenues				$5,321,112
Cost of revenues				  3,905,710
Gross Margin				  1,415,402
Operating Expenses			  1,885,232
Net Loss					 ($469,830)
Loss per Common Share			         ($.21)
Weighted Average Number of
Common Shares Outstanding		 2,220,570



4.	Subsequent Events:	On April 27, 1996, the Company
completed its acquisition of certain assets of Cellular Global Investments of Northern California, Inc., Access Cellular Corp., Summit Assurance Cellular, Inc., Road and Show Arizona Corp., Road and Show Cellular West., Northstar Cellular Corp. and Craig
A. Marlar ("Marlar"). The purchase price was approximately $3,500,000, comprised of $1,058,276 in cash payable over eight months, $1,697,724 in assumed liabilities, and the balance through the issuance of 300,000 shares of the Company's common stock, $.01 par value. Additionally, at closing, the Company issued three-year warrants to purchase an aggregate of 300,000 additional shares of the Company's common stock $.01 par value. The warrants are exercizable as follows: 100,000 shares at $3.00 per share; 100,000 shares at $4.00 per share and 100,000 at $5.00 per share.

Pro forma financial information is not yet available for this transaction

















Item 2.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Results of Operations:

Revenues

The Company's revenues of $4,306,000 in the quarter ended March
31, 1996 represented an increase of $2,279,000 (112%) over the quarter ended March 31, 1995. This significant increase in revenue was primarily due to two acquisitions made in fiscal 1995 and the continued expansion of the portable cellular rental operations. The Company had revenues of $1,384,000 in in-car cellular telephone rentals during the quarter as a result of its purchase of the in-car telephone rental business of PTC Cellular, Inc. ("PTCC") in November 1995. The Company also had $577,000 in activation revenues during the quarter as a result of its purchase of Cellular Hotline, Inc., ("Hotline") in May 1995. The remainder of the revenue increase during the quarter, $318,000, was from an increase in the number of portable rental distribution outlets and the introduction of debit, or prepaid, cellular calling cards.

Gross Margin

Gross margin decreased from 47% in the three months ended
March 31, 1995 to 36% in the three months ended March 31, 1996. This was due to a change in the revenue mix as a result of the acquisitions previously mentioned. The in-car operations and the activation business have historically shown lower gross margins, approximately 27% and 25% respectively, than the portable rental operations (approximately 50%).

Operating Expenses

Operating expenses increased $2,100,000 in the period, from $1,017,000 in the quarter ended March 31, 1995 to $3,117,000 in the quarter ended March 31, 1996. As a percentage of revenue, the Company experienced a significant increase to 72% for the quarter ended March 31, 1996, compared to 50% for the period ended
March 31, 1995. The increase was partially due to the acquisitions previously discussed. The acquisition of the in-car business resulted in an increase of approximately $700,000 in operating expenses during the quarter. The Company expects to finalize consolidation of the in-car administrative functions into its existing operations in the second quarter of 1996 and as a result will experience a reduction in these costs. The acquisition of Hotline in 1995 resulted in approximately $206,000 of additional operating expenses during the quarter. In addition to Hotline's successful activation business, Hotline is providing the Company's entrance into the fast growing, but relatively new, debit phone business.

The balance of the increase in operating expenses was due to the increased investment in the Company's infrastructure that was started in 1995. These significant investments should allow management to quickly access and manage data to make critical decisions as the Company continues its rapid expansion. The
Company has recently completed an in depth review of its operating expenses to determine whether there are areas in which cost savings can occur. As a result, cost savings of approximately $250,000 per month were initiated.


Liquidity and Capital Resources:

The Company had a working capital deficit of $4,019,000 as of March 31, 1996, compared to a deficit of $1,851,000 as of December 31, 1995. Stockholders' equity at March 31, 1996 was $3,459,000, compared to $5,102,000 at December 31, 1995.

Net cash used in operations increased approximately $1,267,000 for the three months ended March 31, 1996 over the same period ended March 31, 1995. This was due primarily to the change in operating results between the two periods.

The Company's capital investing activities increased approximately
$729,000 for
the three months ended March 31, 1996 over the same period ended March 31, 1995. This was due to the purchase of additional phones for the portable as well as the in-car operations and an advance deposit of $250,000 on the Marlar acquisition previously mentioned.

The Company's financing activities decreased approximately
$202,000 for the three months ended March 31, 1996 over the same period ended March 31, 1995 primarily due to borrowings from its parent, Shared Technologies Fairchild Inc.

Cash requirements for 1996 will include funds needed to sustain the cash used in operations as a result of the growth in the Company's operations, as well as from anticipated acquisitions. Consequently, management believes that an infusion of cash via either debt or equity will be necessary to expand operations and complete anticipated acquisitions in the coming year. The
Company is currently in negotiations with various financial institutions to raise the required funding. Management believes that if the Company is unable to obtain additional financing, it would have to reduce its existing operating expenses to a level necessary to generate cash for operations.




PART II.	OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K:

	(a)   Exhibits

	      None

	(b)   Reports on Form 8-K

	      On January 11, 1996 the Company filed a report on Form 8-K, item 5, regarding its $3 million private placement of equity with International Capital Partners, Inc.

The Company included exhibits 4.1 and 4.2, in accordance with Form 8-K item 7. The exhibits included the Certificates of Designations, Preferences Stock, and Common Stock Warrant.






SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




			SHARED TECHNOLOGIES CELLULAR, INC.



				By:    /s/ Vincent DiVincenzo
				         Chief Financial Officer


					Date: May 15, 1996