Form 10-Q/A
period 1996-03-31
SHARED TECHNOLOGIES CELLULAR INC
filed 1996-08-02
CIK 933583

FORM 10-Q/A
Amendment No. 1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549


        [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1996

        [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13732

SHARED TECHNOLOGIES CELLULAR, INC.
(Exact name of registrant as specified in its charter)


 Delaware                                             06-1386411
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                   Identification No.)

100 Great Meadow Road, Suite 102
Wethersfield, Connecticut  06109
(Address of principal executive offices)

(860) 258-2500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes _X_     No  ___
As of May 14, 1996, there were 3,451,952 shares outstanding of the Company's Common Stock, $.01 par value

The purpose of this amendment is to provide the financial data schedule.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




SHARED TECHNOLOGIES CELLULAR, INC.



By:    /s/ Vincent DiVincenzo
      Chief Financial Officer


Date: July 31, 1996