Form 10-Q
period 1996-06-30
SHARED TECHNOLOGIES CELLULAR INC
filed 1996-08-15
CIK 933583

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

         [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1996

         [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13732

SHARED TECHNOLOGIES CELLULAR, INC.
(Exact name of registrant as specified in its charter)

Delaware                                                     06-1386411
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or organization)

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


 Yes __X___     No   ___ ___


     As of August 14, 1996, there were 4,598,402 shares outstanding of the Company's Common Stock, $.01 par value.


PART 1  FINANCIAL INFORMATION                 PAGE


Item 1.
Financial Statements


Consolidated Balance
Sheets as of June 30,
1996 and December 31, 1995                                 3-4


Consolidated Statements of Operations
for the six months ending June 30,1996
and 1995                                                                   5




Consolidated Statements of Operations
for the three months ending June 30,
1996 and 1995                                                          6


Consolidated Statements of
Cash Flows for the six
months ended June 30, 1996 and 1995                     7


Consolidated Statements of
Stockholders' Equity for
the six months ended June 30, 1996                         8


Notes to Consolidated Financial Statements        9-10




Item 2
Management's Discussion and Analysis of
Results of Operations and Financial
Condition                                                         11-12


PART II OTHER INFORMATION                      13

Signature Page                                                     14




Item 1. Financial Statements
Shared Technologies Cellular, Inc.
Consolidated Balance Sheets
June 30, 1996 and December 31, 1995
(unaudited)

                         June 30, 1996                      December 31, 1995

ASSETS

Current Assets:

Cash                      120,286                                $2,541,827
Accounts receivable, less allowance
for doubtful accounts of $679,000
and $685,000 at June 30, 1996
and December 31, 1995, respectively    1,633,925              1,172,671
Carrier commissions receivable,
less unearned income       58,715                             452,610
Inventories           92,973                                      49,076
Note receivable            83,417                                       59,136
Prepaid expenses and other
current assets                502,210                               471,356
Receivable due from sale of assets      -                          1,077,856

Total current assets        2,491,526                         5,824,532

Telecommunications and office
equipment, less accumulated
depreciation            3,407,922                                2,157,685

Other assets:

Intangible assets, less accumulated
amortization             9,455,015                                  6,129,101
Deposits                        224,579                               142,080
Note receivable, less current portion      100,126                124,407

Total other assets        9,779,720                                6,395,588


TOTAL ASSETS             $15,679,168                            $14,377,805

The accompanying notes are an integral part of these financial statements.

Shared Technologies Cellular, Inc.
Consolidated Balance Sheets
June 30, 1996 and December 31, 1995
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                       June 30, 1996                        December 31, 1995

Current liabilities:

Notes payable             $1,802,885                                $400,000
Accounts payable and other current liabilities     8,096,879        5,838,718
Commissions payable                  58,714                      452,611
Due to parent                     1,011,813                       984,592

Total current liabilities        10,970,291                     7,675,921

Notes payable, less current portion    1,677,607            1,600,000

Stockholders' equity:
Preferred stock, $.01 par value, Series A
Convertible, authorized, issued and
outstanding 300,000 shares at
December 31, 1995.                        -                        3,000
Common stock $.01 par value, authorized
10,000,000 shares, issued and
outstanding 4,598,402 shares at June 30,1996
and 3,089,189 shares at December 31, 1995         45,985               30,892
Common stock subscription                        5,000                  5,000
Capital in excess of par value           10,114,391                  9,172,583
Accumulated deficit                    (7,129,106)                  (4,104,591)
Note receivable arising from stock
purchase agreement             (5,000)                                  (5,000)
Total stockholders' equity     3,031,270                              5,101,884

Total liabilities and stockholders' equity      $15,679,168  $14,377,805



The accompanying notes are an integral part of these financial statements.

Shared Technologies Cellular, Inc.
Consolidated Statements of Operations
For The Six Months Ended
June 30,1996 and 1995
(unaudited)


                            June 30, 1996                  June
30,1995
Revenues:Rental operations     $7,131,548              $3,252,959
Activation/Debit/Agency operations
                        2,242,384                     2,037,110

Total Revenues          9,373,932                     5,290,069

Cost of revenues:
Rental Operations      4,574,408                     1,665,606
Activation/Debit/Agency operations    1,418,074       1,413,091

Total cost of revenues                5,992,482      3,078,697


Gross margin                      3,381,450        2,211,372

Field - operating expenses:
Rental operations               3,301,851          1,787,951
Activation/Debit/Agency operations  738,034          424,613

Total field operating expenses   4,039,885          2,212,564

Corporate - operating expenses:  2,236,242           279,214
                              6,276,127
2,491,778
Operating loss             (2,894,677)           (280,406)

Interest expense           (129,838)        (30,808)
Net loss                 ($3,024,515)      ($311,214)
Net loss per common share      ($0.85)      ($0.13)

Weighted average number of common
shares outstanding        3,561,455          2,441,920

     The accompanying notes are an integral part of these financial statements.

Shared Technologies Cellular, Inc.
Consolidated Statements of Operations
For The Three Months Ended
June 30,1996 and 1995
(unaudited)


                                  June 30, 1996          June
30,1995

Revenues:
Rental operations              $3,931,865                    $1,792,882
Activation/Debit/Agency operations    1,136,115              1,470,535

Total revenues                                5,067,980       3,263,417

Cost of revenues:
Rental operations                     2,501,160               958,657
Activation/Debit/Agency operations      714,943            1,052,554

Total cost of revenues                      3,216,103      2,011,211

Gross margin                           1,851,877            1,252,206

Field - operating expenses:
Rental operations                        1,685,258         1,020,954
Activation/Debit/Agency operations         329,369           319,756

Total field  operating expenses          2,014,627         1,340,710

Corporate - operating expenses           1,144,971           134,213
                                         3,159,598         1,474,923
 Operating loss                         (1,307,721)         (222,717)

Interest expense                           (69,067)          (13,829)

Net loss                               ($1,376,788)        ($236,546)
Net loss per common share                   ($0.35)            ($.08)

Weighted average number of shares
outstanding                              3,970,959         2,813,271

The accompanying notes are an integral part of these financial statements.

Shared Technologies Cellular, Inc.
Consolidated Statements of Cash Flows
For The Six Months Ended
June 30, 1966 and 1995
(unaudited)
                                             June 30, 1996     June 30,1995
Cash flows from operating activities:
Net loss                                       ($3,024,515)       ($311,214)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                      742,906          218,677
Provision for doubtful accounts                    430,084           40,924

Change in assets and liabilities, net of effect of acquisitions:
Accounts receivable                               (856,010)        (819,062)
Inventories                                        (43,897)         (14,930)
Other current assets                               (30,854)         (75,457)
Accounts payable and other current liabilities   1,537,436          758,298
Net cash used in operating activities           (1,244,850)        (202,764)

Cash flows from investing activities:
Payments for intangible assets                    (227,407)        (183,230)
Purchase of equipment                           (1,557,260)        (220,881)
Acquisition of businesses                         (417,316)        (347,538)
Payments for deposits                              (82,499)            -
Net cash used in investing activities           (2,284,482)        (751,649)

Cash flows from financing activities:
Payments on capital lease obligations               (2,286)          (4,673)
Collection on note receivable from sale
of assets                                        1,077,856             -
Deferred registration costs                          -            (693,316)
Issuance of common stock                             5,000       4,255,446
Repurchase of common stock                           -            (125,000)
Advances from (payments to ) parent                 27,221        (916,993)
Net cash provided by financing activities        1,107,791       2,515,464
Net increase (decrease) in cash                 (2,421,541)      1,561,051
Cash, beginning of period                        2,541,827          10,233
Cash, end of period                               $120,286      $1,571,284

Supplemental disclosure of cash flow
information:
Cash paid during the period for -
Interest                                           ($49,394)        $30,808

Supplemental schedules of noncash
investing and financing activities:
Contribution to capital in excess of
par value of amount due to parent                     -          $1,184,000
Issuance of common stock for acquisitions          $950,000        $250,000
Notes payable incurred for acquisition
of assets                                        $1,898,995            -
The accompanying notes are an integral part of these financial statements.

Shared Technologies Cellular, Inc.
Consolidated Statements of Stockholders' Equity
For The Six Months Ended June 30, 1996
(unaudited)



                                                                      Series A
Common
                           Preferred Stock      Common Stock      Stock
                           Shares    Amount    Shares   Amount     Subscriptions

Balances, December 31, 1995 300,000  $3,000     3,089,189   $30,892 $5,000
Issuance of common stock    -             62,763          628                -
Issuance of common stock
for acquisitions        -          300,000       3,000           -
Conversion of Series A preferred stock
to common stock    (300,000)   (3,000)    1,146,450     11,465               -
Net loss                    -                 -                -
- -                     -

Balances, June 30,1996 0           $0     4,598,402   $45,985           $5,000


              Capital in                                               Total
              Excess of    Accumulated   Note              Stockholders'
              Capital       Deficit             Receivable     Equity

Balances, December 31, 1995 $9,172,583  ($4,104,591)  ($5,000)      $5,101,884
Issuance of common stock    4,372      -           -                     5,000
Issuance of common stock for acquisitions  947,000    -    -         950,000
Conversion of Series A preferred stock
to common stock                 (9,564)   -   -                    (1,099)
Net loss                     -        (3,024,515)             -
(3,024,515)

Balances, June 30,1996 10,114,391 ($7,129,106)        ($5,000)      $3,031,270

The accompanying notes are an integral part of these financial statements.

Shared Technologies Cellular, Inc.
Notes to Consolidated Financial Statements
June 30, 1996
(Unaudited)


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

     2. Litigation: The Company is not involved in any litigation which, in the opinion of management, individually or in the aggregate, if resolved against the Company, would have a materially adverse effect on the Company's financial condition, statement of operation or cash flows.


     3. Acquisition: In May and June 1995, the Company commenced management of and subsequently completed its acquisition of the outstanding capital stock of Cellular Hotline, Inc. ("Hotline"), a cellular telephone activation service provider. The purchase price was $617,000, comprised of $367,000 in cash, the assumption of $150,000 of certain indebtedness and the balance through the issuance of 50,000 shares of the Company's common stock ("Shares") valued at $5.00 per share. Pursuant to the purchase agreement in September 1995, the former Hotline stockholders caused the Company to repurchase from them all of the Shares for $5.00 per share, for an aggregate amount of $250,000. The Company subsequently retired those Shares. In connection with the acquisition, the Company issued the former Hotline stockholders a three year option to purchase an aggregate of 50,000 shares of the Company's common stock at a price of $7.50 per share. In addition, the agreement provides for additional payments based upon attaining certain levels of activation revenues over a one year period.

     In November 1995, the Company completed its acquisition of substantially all of the assets of PTC Cellular, Inc ("PTCC"). The purchase price was $3,800,000, comprised of $300,000 in cash, the assumption of $1,200,000 of accounts payable, a promissory note of $2,000,000 and the issuance of 100,000 shares of the Company's common stock. The agreement provides for a maximum of $2,500,000 of royalty payments, computed at 3% of quarterly revenues generated from certain of the acquired assets. No payments have been made to date. Also, STC committed to use its best reasonable efforts to obtain financing in the amount of $7,000,000 within six months of the acquisition date.

     On April 27, 1996, the Company completed its acquisition of certain assets of Cellular Global Investments of Northern California, Inc., Access Cellular Corp., Summit Assurance Cellular, Inc., Road and Show Cellular Arizona Corp., Road and Show Cellular West., Northstar Cellular Corp., and Craig A. Marlar ("Marlar"). The purchase price was approximately $3,500,000, comprised of $1,058,000 in cash payable over eight months, $1,492,000 in assumed liabilities, and the issuance of 300,000 shares of the Company's common stock, $.01 par value. Additionally, at closing, the Company issued three year warrants to purchase an aggregate of 300,000 additional shares of the Company's common stock $.01 par value. The warrants are excersizable as follows: 100,000 at $3.00 per share, 100,000 at $4.00 per share, and 100,000 at $5.00 per share.

     Unaudited pro forma consolidated statements of operations for the six month periods ended June 30, 1996 and 1995, as though the acquisitions had been made at the beginning of the corresponding periods, are as follows:

                                    1996                             1995

Revenues                           $10,243,482                     $12,528,459
Cost of revenues                    6,607,651                         8,733,695
Gross margin                        3,635,831                         3,794,764
Operating expenses               6,987,645                         4,622,852
Operating loss                     (3,351,814)                         (828,087)
Interest expense, net               (145,906)                         (643,557
Net loss                  $(3,497,720)                    $(1,471,644)
Net loss per common
share                        $(0.93)                            $(.051)
Weighted average
number of common
shares outstanding                3,754,312                        2,880,657

Item 2.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Revenues

     The Company's revenues of $9,374,000 for the six month period ended June 30, 1996 represented an increase of $4,084,000 (77%) over the six month period ended June 30, 1995 and its revenues of $5,068,000 for the three month period ended June 30, 1996 represented and increase of $1,805,000 (55%) over the three month period ended June 30, 1995. The increase in the six month period ended June 30, 1996 was comprised of an increase of $3,879,000 in the Company's rental operations and a $205,000 increase in the Company's Activation/Debit/Agency operations. The $3,879,000 increase in the rental operations is due to acquisitions and the continued expansion of the portable cellular telephone business through the car rental outlets. $2,510,000 of the increase is due to the in-car cellular telephone revenues generated from the acquisition of certain assets of PTC Cellular, Inc ("PTCC") in November 1995. $552,000 of the increase is due to the portable cellular telephone revenues generated from the acquisition of certain assets of various companies owned by Craig A. Marlar ("Marlar") on April 27, 1996. The balance of the increase in the rental operations is due to the continued expansion of the portable cellular telephone business referred to earlier. The $205,000 increase in the Company's Activation/Debit/Agency operations is due to several factors. The acquisition of Cellular Hotline, Inc. in May 1995 resulted in an increase of $314,000 in activation revenues. The Debit business, which was started early 1996, resulted in revenues of $461,000. These increases were offset by decreases of $570,000 in revenues as a result of the sale of the resale operations in Connecticut in December 1995 and the conversion of its sales force to an agency operation. The revenue increase of $1,805,000 in the three month period ended June 30, 1996 as compared to the three month period ended June 30, 1995 was comprised of an increase of $2,139,000 in the rental operations which was slightly offset by a decrease of $334,000 in the Activation/Debit/Agency operation. The $1,805,000 increase in the rental operations was comprised of $1,125,000 due to the PTCC acquisition, $552,000 due to the Marlar acquisition and the balance of $128,000 is due to continued expansion of the portable cellular telephone business previously discussed. The $334,000 decrease in the Activation/Debit/Agency operations is due to the sale of the resale operations previously discussed.

Gross Margin

     Gross margin increased $1,170,000 for the six month period ended June 30, 1996 and $600,000 for the three month period ended June 30, 1996 compared with the corresponding six and three month periods ended June 30, 1995. Gross margin as a percentage of revenues decreased from 42% for the six month period ended June 30, 1995 to 36% for the six months period ended June 30, 1996 and decreased from 38% in the three month period ended June 30, 1995 to 37% in the three month period ended June 30, 1996. The decrease in the gross margin as a percentage of revenues is due to the material change in the revenues mix as a result of the various acquisitions, the sale of the resale operation and the Company's entry into the debit business. The following chart summarizes the impact of all these changes on the gross margin for the six month period ended June 30, 1996 and 1995:

                                   1996                     1995
                 Revenues       Gross Margin          Revenues    Gross Margin

Portable rental      52%     42%                        61%               49%
In-car rental        24%     25%                        -                   -
Debit                 5%     29%                       -                     -
Activation            12%    20%                        15%               26%
Agency                 7%    69%                        6%                65%
Resale                 -    -                           18%               22%

   Total             100%    36%                        100%               42%
Operating Expenses

     Operating expenses increased $3,784,000 in the six month period ended June 30, 1996 and increased $1,684,000 in the three month period ended June 30, 1996 over the corresponding period ended June 30, 1995. The majority of the increase is attributable to the previously discussed acquisitions. As a percentage of revenues, the field operating expenses were consistent for the six month period ended June 30, 1996 (43%) versus June 30, 1995 (42%). In addition, for the three month period ended June 30, 1996, the field operating expenses, as a percentage of revenues, decreased to 40%. This decrease is a result of the various cost cutting measures started in the first quarter of 1996. Corporate operating expenses for both the three month and the six month periods ended June 30, 1996 increased dramatically from the same periods in 1995. The increase is primarily due to the various acquisitions, as well as the fact that the Company has made significant investments in infrastructure, both human resources and systems, to better manage, control and consolidate the various operations. In addition, the Company has incurred higher than expected operating expenses in consolidating the in-car administrative functions into its existing operations. The Company has also continued to make investments in the development of the debit phone business and in the programs needed to provide cellular phone rentals to inbound international airline passengers starting in the third quarter of this year.

Liquidity and Capital Resources

     The Company had a working capital deficit of $8,479,000 as of June 30, 1996 compared to a deficit of $1,851,000 as of December 31, 1995. Stockholders' equity at June 30, 1996 was $3,031,000 compared to $5,102,000 at December 31, 1995.

     Net cash used in operations for the six month period ended June 30, 1996 was $1,245,000. This was mainly due to the operating results for the period, net of noncash items, offset by a $1,537,000 increase in accounts payable and other current liabilities.

     The Company continued to focus its investing activities on the purchase of equipment and on growth through acquisitions. The Company invested approximately $417,000 to complete the Marlar acquisition previously discussed. In addition, the Company invested approximately $1,558,000 in new cellular telephones for the in-car operations and the anticipated increase in portable cellular telephone rentals at the Olympics in July and August of this year and the subsequent start up of the portable cellular telephone rentals to in-bound international airline passengers.

     During the six month period ended June 30, 1996, the Company raised $1,108,000 from financing activities. The majority of this amount was due to the collection of a note receivable from the sale of the resale operation in December 1995. The $2,515,000 raised during the six month period ended June 30, 1995 was principally due to the Company's completion of its initial public offering in April 1995 and the subsequent repayment of a portion of advances made by the Company's parent company, Shared Technologies Fairchild Inc. ("STFI").

     Cash  requirements for the second half of 1996 will include funds needed to
sustain  operations  and  for  existing   obligations   arising  from  completed
acquisitions.

     The Company has recently negotiated an agreement with STFI in which STFI has contributed $1,300,000 in cash to the Company. This cash infusion, together with $1,200,000 of existing debt, is to be converted into $2,500,000 of the Company's newly issued preferred shares. In conjunction with this agreement, the Company has also signed a term sheet with International Capital Partners, Inc. ("ICP") for ICP to invest an additional $2,500,000 through the purchase of shares of the Company's newly issued preferred stock.

     Management believes that an additional infusion of cash from debt or equity financing will be required. Management does not believe that existing operations can generate sufficient cash to sustain operations.


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

     On August 2, 1996, the Company filed a report on Form 8-KA, Item 2 and Item 7 regarding its acquisition of Marlar.

     The Company included exhibit 10.1, in accordance with Form 8-K, Item 7. The exhibit was the Asset Purchase Agreement dated April 27, 1996.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                  SHARED TECHNOLOGIES CELLULAR INC.



                                      By:    /s/ Vincent DiVincenzo
                                              Vincent DiVincenzo
                                        Chief Financial Officer

                              Date: August 14, 1995