Form 10-Q
period 1996-09-30
SHARED TECHNOLOGIES CELLULAR INC
filed 1996-11-14
CIK 933583

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

	[x]	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1996

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

As of November 14, 1996, there were 4,606,184 shares outstanding of the Company's Common Stock, $.01 par value.




PART 1


FINANCIAL INFORMATION                           PAGE


Item 1.
Financial Statements


Consolidated Balance
Sheets as of September 30,
1996 and December 31, 1995                                 3-4


Consolidated Statements of Operations
for the nine months ending September
30,1996 and 1995                                                      5



Consolidated Statements of Operations
for the three months ending September 30,
1996 and 1995                                                          6


Consolidated Statements of
Cash Flows for the nine
months ended September 30, 1996 and 1995             7


Consolidated Statements of
Stockholders' Equity for
the nine months ended September 30, 1996               8


Notes to Consolidated Financial Statements        9-10




Item 2
Management's Discussion and Analysis of
Results of Operations and Financial
Condition                                                         11-13


PART II OTHER INFORMATION                      14

Signature Page                                                     15


Item 1. Financial Statements
Shared Technologies Cellular, Inc.
Consolidated Balance Sheets
September 30, 1996 and December 31, 1995
(unaudited)

                                                     September        December
			            30, 1996         31, 1995
ASSETS

Current Assets:

Cash                                               $54,124      $2,541,827
Accounts receivable, less
allowance for doubtful
accounts of $595,000
and $685,000 at September
30, 1996 and December 31,
1995, respectively                        2,424,428       1,172,671
Carrier commissions receivable,
less unearned income                       88,770          452,610
Inventories                                       90,988            49,076
Note receivable                                51,019             59,136
Prepaid expenses and other
current assets                                 316,719           471,356
Receivable due from sale of assets         -            1,077,856

Total current assets                     3,026,048        5,824,532

Telecommunications and office
equipment, less accumulated
depreciation                                3,607,463        2,157,685

Other assets:

Intangible assets, less accumulated
amortization                                9,374,671        6,129,101
Deposits                                         365,274           142,080
Note receivable, less current
portion                                             87,525          124,407

Total other assets                         9,827,470       6,395,588


TOTAL ASSETS                      $16,460,981   $14,377,805

The accompanying notes are an integral part of these financial statements.








Shared Technologies Cellular, Inc.
Consolidated Balance Sheets
September 30, 1996 and December 31, 1995
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September       December
                                               30, 1996        31, 1995
Current liabilities:

Notes payable                         $2,284,227      $400,000
Accounts payable and other
current liabilities                      6,765,800     5,838,718
Commissions payable                    88,770        452,611
Due to parent                                48,499        984,592

Total current liabilities            9,187,296      7,675,921

Notes payable, less current
portion                                       341,876      1,600,000

Stockholders' equity:
Preferred stock, $.01 par value,
Series A Convertible, authorized,
issued and outstanding 300,000
shares at December 31, 1995.          -                  3,000
Preferred stock, $.01 par value,
Series B Convertible, authorized
1,250,000 shares, issued and
outstanding 500,000 shares at
September 30, 1996.                       5,000              -
Common stock $.01 par value,
authorized 10,000,000 shares,
issued and outstanding 4,606,184
shares at September 30,1996 and
3,089,189 shares at December
31, 1995                                        46,062           30,892
Capital in excess of par value  14,969,609      9,172,583
Accumulated deficit                 (8,088,862)    (4,104,591)

Total stockholders' equity          6,931,809     5,101,884

Total liabilities and stockholders'
equity                                     $16,460,981 $14,377,805


The accompanying notes are an integral part of these financial statements.



Shared Technologies Cellular, Inc.
Consolidated Statements of Operations
For The Three Months Ended
September 30,1996 and 1995
(unaudited)


                                           September     September
                                            30, 1996      30, 1995
Revenues:
Rental operations                $5,798,394    $2,216,019
Activation/Debit/Agency
operations                              1,071,080      1,654,041

Total Revenues                     6,869,474      3,870,060

Cost of revenues:
Rental Operations                3,385,357       1,201,482
Activation/Debit/Agency
operations                                757,108      1,250,379

Total cost of revenues           4,142,465      2,451,861


Gross margin                        2,727,009     1,418,199

Field  -  operating expenses:
Rental operations                 2,596,813     1,069,975
Activation/Debit/Agency
operations                                463,665       444,483

Total field operating
expenses                               3,060,478     1,514,458

Corporate - operating
expenses:                                 493,869       210,088
                                             3,554,347     1,724,546
Operating loss                        (827,338)     (306,347)

Interest expense                     (132,418)         (7,348)
Net loss                                ($959,756)   ($313,695)
Net loss per common share        ($0.21)         ($0.10)

Weighted average number of
common shares outstanding   4,598,487     3,038,640

The accompanying notes are an integral part of these financial statements.







Shared Technologies Cellular, Inc.
Consolidated Statements of Operations
For The Nine Months Ended
September 30,1996 and 1995
(unaudited)


                                               September    September
                                               30, 1996       30, 1995
Revenues:
Rental operations                  $12,929,942     $5,468,977
Activation/Debit/Agency
operations                                 3,313,464       3,691,151

Total revenues                         16,243,406      9,160,128

Cost of revenues:
Rental operations                      7,959,765      2,867,088
Activation/Debit/Agency
operations                                  2,175,182      2,663,470

Total cost of revenues              10,134,947      5,530,558

Gross margin                             6,108,459      3,629,570

Field - operating expenses:
Rental operations                      6,747,185      2,857,926
Activation/Debit/Agency
operations                                 1,201,699        869,096

Total field  operating
expenses                                  7,948,884      3,727,022

Corporate - operating
expenses                                   1,881,590        504,937
                                                9,830,474      4,231,959
 Operating loss                       (3,722,015)      (602,389)

Interest expense                        (262,256)       (22,520)

Net loss                                ($3,984,271)     ($624,909)
Net loss per common share           ($1.02)            ($.24)

Weighted average number of
shares outstanding                    3,909,656      2,640,827

The accompanying notes are an integral part of these financial statements.







Shared Technologies Cellular, Inc.
Consolidated Statements of Cash Flows
For The Nine Months Ended
September 30, 1996 and 1995
(unaudited)
                                                   September   September
                                                   30, 1996    30, 1995

Cash flows from operating activities:
Net loss                                     ($3,984,271)    ($624,909)
Adjustments to reconcile net
loss to net cash provided by
(used in) operating activities:
Depreciation and amortization      1,248,943       340,012
Provision for doubtful accounts        900,359         89,697
Common stock shares issued in
lieu of compensation                          26,646          -
Change in assets and liabilities,
net of effect of acquisitions:
Accounts receivable                    (2,116,787)   (1,097,912)
Inventories                                       (41,912)       (32,066)
Other current assets                         154,637      (244,558)
Accounts payable and other
current liabilities                              208,740     1,112,456
Net cash used in operating
activities                                      (3,603,645)     (457,280)

Cash flows from investing activities:
Payments for intangible assets        (347,731)     (472,529)
Purchases of equipment                (2,062,170)    (266,337)
Acquisitions of businesses               (290,407)    (347,538)
Collections on note receivable for
sale of assets                                  1,077,856         15,047
Collections on note receivable            44,999            -
Payments for deposits                     (223,194)             -
Net cash used in investing
activities                                       (1,800,647) (1,071,357)
Cash flows from financing activities:
Payments on capital lease obligations  (3,482)      (7,194)
Payments on notes payable              (982,485)             -
Deferred registration costs                      -          (693,316)
Issuance of common stock                    5,000    4,255,446
Issuance of preferred stock             3,633,649             -
Repurchase of common stock                  -          (375,000)
Advance from (payments to)
affiliated company                            263,907     (781,301)
Net cash provided by financing
activities                                         2,916,589   2,398,635
Net increase (decrease) in cash      (2,487,703)     869,998
Cash, beginning of period              2,541, 827        10,233
Cash, end of period                            $54,124     $880,231

Supplemental disclosure of cash flow
information:
Cash paid during the period for -
Interest                                              $213,498      $50,165
Supplemental schedules of noncash
investing and financing activities:
Contribution to capital in excess of
par value of amount due to parent  $1,200,000  $1,184,000
Issuance of common stock for
acquisitions                                       $950,000     $250,000
Notes payable incurred for acquisition
of assets                                          $1,898,995

The accompanying notes are an integral part of these financial statements.


Shared Technologies Cellular, Inc.
Consolidated Statements of Stockholders' Equity
For The Nine Months Ended September 30, 1996
(unaudited)
                                           Series A               Series B
                                           Preferred Stock    Preferred Stock
                                           Shares   Amount    Shares  Amount
Balances, December 31,
1995                                    300,000   $3,000       -            -
Issuance of common stock          -             -            -            -
Issuance of preferred stock         -             -         500,000  $5,000
Issuance of common stock
for acquisitions                           -             -         -    -
Conversion of Series A
preferred stock to common
stock                                   (300,000)   (3,000)       -            -
Net loss                                    -                -         - -

Balances, September 30,1996          0           $0   500,000  $5,000

 	                             Common Stock
                                           Shares     Amount

Balances, December 31,
1995                                 3,089,189      $30,892
Issuance of common stock     70,545             705
Issuance of preferred stock          -                 -
Issuance of common stock
for acquisitions                    300,000          3,000
Conversion of Series A
preferred stock to common
stock                                  1,146,450       11,465
Net loss                                      -              -

Balances, September
30,1996                               4,606,184     $46,062





                             Capital in                         Total
                             Excess of   Accumulated  Stockholders'
                             Par Value  Deficit            Equity

Balances, December
31, 1995             $9,172,583 ($4,104,591)   $5,101,884
Issuance of
common stock           30,941      -                        31,646
Issuance of
preferred stock       4,827,550    -                    4,832,550
Issuance of common
stock for
acquisitions              947,000      -                    950,000
Conversion of Series A
preferred stock to
common stock           (8,465)          -                    -
Net loss                           -      (3,984,271)  (3,984,271)

Balances,
September
30,1996             $14,969,609 ($8,088,862)  $6,931,809

Shared Technologies Cellular, Inc.
Notes to Consolidated Financial Statements
September 30, 1996
(Unaudited)


1.	Basis of Presentation:  The consolidated financial statements included herein have been prepared by Shared Technologies Cellular, Inc. ("STC" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's
December 31, 1995 Form 10-K.

2.	Litigation: The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company, would have a materially adverse effect on the Company's financial condition,
results of operations or cash flows.   However, the Company is in
default of certain financial obligations, including a promissory note given to PTC Cellular, Inc,("PTCC") (see "Liquidity"), which such defaults could result in a materially adverse effect to the Company if not favorably resolved.

3.	Acquisitions: In May and June 1995, the Company commenced
management of and subsequently completed its acquisition of the outstanding capital stock of Cellular Hotline, Inc. ("Hotline"), a cellular telephone activation service provider. The purchase price was $617,000, comprised of $367,000 in cash, the assumption of $150,000 of certain indebtedness and the balance through the issuance of 50,000 shares of the Company's common stock ("Shares") valued at $5.00 per share.
Pursuant to the purchase agreement in September 1995, the former Hotline stockholders caused the Company to repurchase from them all of the Shares for $5.00 per share, for an aggregate amount of $250,000. The Company subsequently retired those Shares. In connection with the acquisition, the Company issued the former Hotline stockholders a three year option to purchase an aggregate of 50,000 shares of the Company's common stock at a price of $7.50 per share. In addition, the agreement provides for additional payments based upon attaining certain levels of activation revenues over a one year period.

In November 1995, the Company completed its acquisition of substantially all of the assets of PTCC. The purchase price was $3,800,000, comprised of $300,000 in cash, the assumption of $1,200,000 of accounts payable, a promissory note of $2,000,000 and the issuance of 100,000 shares of the Company's common stock. The agreement provides for a maximum of $2,500,000 of royalty payments, computed at 3% of quarterly revenues generated from certain of the acquired assets. No payments have been made to date.

On April 27, 1996, the Company completed its acquisition of certain assets of Cellular Global Investments of Northern California, Inc., Access Cellular Corp., Summit Assurance Cellular, Inc., Road and Show Cellular Arizona Corp., Road and Show Cellular West., Northstar Cellular Corp., and Craig A.
Marlar ("Marlar"). The purchase price was approximately $3,500,000, comprised of $1,058,000 in cash payable over eight months, $1,492,000 in assumed liabilities, and the issuance of 300,000 shares of the Company's common stock, $.01 par value. Additionally, the Company issued three year warrants to purchase an aggregate of 300,000 additional shares of the Company's common stock $.01 par value. The warrants are excersizable as follows: 100,000 at $3.00 per share, 100,000 at $4.00 per share, and 100,000 at $5.00 per share.

These acquisitions were accounted for as purchases, and the purchase prices were allocated on the basis of the relative fair market values of the net assets acquired and the net liabilities assumed, as follows:

                                        Hotline      PTCC         Marlar
Cash                              $19,462             -               -
Accounts receivable        13,000              -          $35,330
Commissions recei-
vable - net                     465,869             -                 -
Prepaid expenses and
other current assets         70,431       $61,910           -
Equipment                      50,000     1,806,480    141,850
Intangibles                                        520,000
Accounts payable and
other current liabilities (238,206)           -          (720,725)
Commissions payable   (473,820)
Notes payable                                                     (779,255)
	                     $(93,264)  $2,388,390 $(1,322,800)

Unaudited pro forma consolidated statements of operations for the nine month periods ended September 30, 1996 and 1995, as though the acquisitions had taken place on January 1, 1995:

                                          1996                          1995

Revenues                      $17,112,956                  $18,927,970
Cost of revenues             10,750,117                    13,267,062
Gross margin                    6,362,839                     5,660,908
Operating expenses        10,540,684                      7,326,826
Operating loss                 (4,177,845)                   (1,665,918)
Interest expense, net          (278,900)                       (180,085
Net loss                         $(4,456,745)                  $(1,846,003)
Net loss per
common share                       $(1.10)                         $(.060)
Weighted average
number of common
shares outstanding              4,037,758                   3,087,786






Item 2.

Management's Discussion and Analysis of Results of Operations and Financial Condition

Revenues:

The Company's revenues of $16,243,000 for the nine month period ended September 30, 1996 represented an increase of $7,083,000 (77%) over the nine month period ended September 30, 1995. Revenues of $6,869,000 for the three month period ended September 30, 1996 represented an increase of $2,999,000 (78%) over the three month period ended September 30, 1995. The increase in the nine month period was comprised of an increase of $7,461,000 in rental operations offset by a decrease of $378,000 in activation/debit/ agency operations. The increase in the rental operations resulted from the following factors. $3,065,000 was due to revenues generated from the acquisition of the in-car cellular telephone business from PTCC in November 1995. $1,436,000 was due to revenues generated from the acquisition of the portable cellular telephone business from various companies owned by Marlar in April 1996. $1,419,000 was due to revenues generated from the Summer Olympics. The remaining increase of $1,541,000 was due to a 28% increase in market penetration within existing locations. The decrease in revenues from activation/debit/agency operations was due to several factors. $903,000 of the decrease was due to the sale of the Connecticut resale operation in December 1995 and the conversion of its sales force to an agency operation. $331,000 of the decrease was due to a reduction in the activation business as a result of several significant customers deemphasizing their retail sales of cellular telephones. These decreases were offset by $856,000 in revenues from the debit, or pre-paid business that was started in early 1996. The increase in the three month period ended September 30, 1996, as compared to the three month period ended September 30, 1995 was comprised of an increase of $3,582,000 in revenues from rental operations, offset by a decrease of $583,000 in activation/debit/agency operations. The increase in rental operations revenues was comprised of $555,000 due to the PTCC acquisition, $913,000 due to the Marlar acquisition, $1,419,000 due to the Summer Olympics and the balance of $695,000 was due to a 31% increase in market penetration within existing locations.. The decrease in revenues from activation /debit/agency operations was comprised of $333,000 due to the sale of the Connecticut resale business and a $645,000 decrease in revenues from the activation business.
These decreases were offset by an increase of $395,000 in the debit business as previously discussed.

Gross Margin:

Gross margin increased $2,479,000 (68%) for the nine month period ended September 30, 1996 and $1,309,000 (92%) for the three month period ended September 30, 1996 compared with the corresponding nine and three month periods ended September 30, 1995. Gross margin as a percentage of revenues decreased from 40% for the nine month periods ended September 30, 1995 to 38% for the nine month period ended September 30, 1996 and increased from 37% for the three month period ended September 30, 1995 to 40% for the three month period ended September 30, 1996. The decrease in gross margin as a percentage of revenues was due to a significant change in the revenue mix as a result of the various acquisitions, the sale of the Connecticut resale operation and the startup of the debit operation. The following chart summarizes the impact of these changes on the gross margin for the nine month periods ended September 30, 1996 and 1995:



                                1996                                    1995
                       Revenues   Gross margin    Revenues    Gross margin

Portable rental       61%           45%              60%          48%
In-car rental           19%           19%              -                 -
Debit                        5%           22%              -                 -
Activation                 9%           17%             19%          22%
Agency                     6%            68%              5%          66%
CT resale               -                -               16%           22%

Total                       100%         38%           100%          40%

Operating Expenses:

Operating expenses increased $5,599,000 in the nine month period ended September 30, 1996 and increased $1,831,000 in the three month period ended September 30, 1996 over the corresponding periods ended September 30,1995.
The majority of the increases were attributable to the acquisitions
previously discussed.   As a percentage of revenues, field operating
expenses were 41% for the nine month period ended September 30, 1995 as compared to 49% during the comparable period ended September 30, 1996. Part of this increase was due to the conversion of the resale operations sales force into an agency operation. The sales force had approximately the same field expenses but generated $903,000 less revenues. However, due to better margins in the agency operations, the sales force generated about the same operating profits. The balance of the increase in the field operating expenses as a percentage of revenues was due to a drop in activation revenues, which historically incurs low field operating expenses and a low gross margin. Corporate operating expenses for both the nine month and the three month periods ended September 30, 1996 increased significantly from the same periods in 1995. The increase was primarily due to the various acquisitions previously discussed, as well as the Company's significant investment in its infrastructure for current revenue streams as well as those anticipated from the international airline program starting in the fourth quarter of this year.

Interest Expense:

Interest expense increased by $240,000 for the nine month period ended
 September 30, 1996 over the nine month period ended September 30, 1995 and increased by $125,000 for the three month period ended September 30, 1996 over the same period in 1995. This increase was attributable to the $3,899,000 in debt assumed in conjunction with the previously mentioned acquisitions.


Liquidity and Capital Resources:

The Company had a working capital deficit of $6,161,000 at September 30, 1996 compared to a deficit of $1,851,000 at December 31, 1995. Stockholders' equity at September 30, 1996 was $6,932,000, compared to $5,102,000 at December 31,1995. The September 30, 1996 working capital deficit includes the $1,800,000 principal balance under a $2 million promissory note delivered in connection with the November 1995 PTCC acquisition. The Company defaulted on its November 1, 1996 semi-annual payment of $225,000, plus interest of $45,689, required under the note. The noteholder, PTCC, has made a demand for payment of the note. The Company is in discussions with PTCC to attempt to resolve this matter.

Net cash used in operations for the nine month period ended September 30, 1996 was $3,604,000. This was mainly due to operating results for the period, net of noncash items. In addition, the Company had a significant increase in its accounts receivable balance at September 30, 1996 as a result of the high revenues generated from the rental operations at the Olympics in August 1996.

The Company continued to focus its investing activities on the purchase of equipment and on growth through acquisitions. During the nine month period ended September 30, 1996, $2,062,000 was invested in the purchase of portable and in-car cellular telephone equipment and $290,000 was spent to complete the Marlar acquisition.

Financing activities were focused primarily on raising capital to meet the obligations incurred with the previously mentioned acquisitions and for working capital. During the nine month period ended September 30, 1996 the Company raised cash of $3,633,000, net of closing expenses, and had $1,200,000 of preexisting debt converted from an affiliate, through the private placement of 500,000 shares of Series B Convertible Preferred Stock.

Cash requirements for the foreseeable future will include funds needed to sustain operations and for existing obligations arising from completed acquisitions. Management believes that an infusion of cash from debt or equity financing is required. Management does not believe that, at this time, existing operations can generate sufficient cash to sustain operations as well as meet its existing obligations.

PART II.	OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K:

	(a)   Exhibits

	      None

	(b)   Reports on Form 8-K

On September 5, 1996, the Company filed a report on Form 8-K, Item 5 regarding its $5 million private placement of equity.

The Company included exhibits, 4.1, 4.2 and 4.3 in accordance with Form 8-K, Item 5.

The exhibits included the Certificate of Designations, Preferences and Rights of Series B Convertible Stock of Shared Technologies Cellular, Inc. dated August 19, 1996.
Series B Convertible Preferred Stock Purchase Agreement between International Capital Partners, Inc. and the Company dated August 19, 1996 (agreement between STFI and the Company is substantially the same) including form of Common Stock Warrant.
Equity Holders Agreement by and among International Capital Partners,
Inc., Zesiger Capital Group, LLC and Shared Technologies Fairchild Inc.
dated August 19, 1996.


























SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


					SHARED TECHNOLOGIES CELLULAR, INC.

					By:    /s/ Vincent DiVincenzo
						Vincent DiVincenzo
    						Chief Financial Officer

						Date: November 14, 1996

































[TYPE]                         EX-27
[DESCRIPTION]                  ART. 5 FDS FOR QUARTER END 10-Q
[ARTICLE]                      5
[MULTIPLIER]                   1000
[PERIOD-TYPE]                  9-MOS
[FISCAL-YEAR-END]              DEC-31-1996
[PERIOD-START]                 JAN-01-1996
[PERIOD-END]                   SEPT-30-1996
[CASH]                         54
[SECURITIES]                   0
[RECEIVABLES]                  3019
[ALLOWANCES]                   595
[INVENTORY]                    91
[CURRENT-ASSETS]               3026
[PP&E]                         5323
[DEPRECIATION]                 1716
[TOTAL-ASSETS]                 16461
[CURRENT-LIABILITIES]          9187
[BONDS]                        0
[PREFERRED-MANDATORY]          0
[PREFERRED]                    5
[COMMON]                       46
[OTHER-SE]                     0
[TOTAL-LIABILITY-AND-EQUITY]   16461
[SALES]                        12939
[TOTAL-REVENUES]               12930
[CGS]                          10135
[TOTAL-COSTS]                  10135
[OTHER-EXPENSES]               9830
[LOSS-PROVISION]               0
[INTEREST-EXPENSE]             262
[INCOME-PRETAX]               (3984)
[INCOME-TAX]                   0
[INCOME-CONTINUING]           (3984)
[DISCONTINUED]                 0
[EXTRAORDINARY]                0
[CHANGES]                      0
[NET-INCOME]                 (3984)
[EPS-PRIMARY]                (1.02)
[EPS-DILUTED]                (1.02)