Form 10-Q/A
period 1996-09-30
SHARED TECHNOLOGIES CELLULAR INC
filed 1997-01-03
CIK 933583

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

The purpose of this schedule is to provide the Financial Data Schedule.


















SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


					SHARED TECHNOLOGIES CELLULAR, INC.

					By:    /s/ Vincent DiVincenzo
						Vincent DiVincenzo
    						Chief Financial Officer
						Date:, January 3, 1997























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