Form 10-K
period 1996-12-31
SHARED TECHNOLOGIES CELLULAR INC
filed 1997-03-31
CIK 933583

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
               FORM 10-K

          _ X _     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31,
          1996

          _ _       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _ _ _
          TO _ _
               Commission File Number  1-13732

               SHARED TECHNOLOGIES CELLULAR, INC.
                            (Exact name of registrant as specified in its
          charter)
                         Delaware                      06-1386411
          (State or other jurisdiction of            (I.R.S. Employer
          Incorporation or organization)             Identification No.)

          100 Great Meadow Road, Suite 102
          Wethersfield, Connecticut                        06109
          (Address of principal executive offices)       (Zip Code)

          Registrant's telephone number, including area code:
          (860) 258-2500

          Securities registered pursuant to Section 12(b) of the Act:
          None
          Securities registered pursuant to Section 12(g) of the Act:
          Common Stock, $.01 par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months






          (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes_ _X_ _    No _ _ _ _


          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the registrant's Common Stock held by nonaffiliates as of March 19, 1997 was approximately
          $2,321,000, based on the average of the closing bid and asked prices as reported on such date in the over-the-counter market.

          Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of March 19, 1997

                             5,112,737 shares of Common Stock
                                      $.01 par value

          The following document is hereby incorporated by reference into
          Part III of this Form 10-K: The registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 1997 to be filed with the Securities and Exchange Commission in definitive form on or before April 30, 1997.







          PART I


          Item 1.


          Business

          (a) General Development of Business - Shared Technologies Cellular, Inc. (`
                          `STC'
                               ' or the `
                                         `Company'
                                                  '), a Delaware
          corporation incorporated in 1989, is a national cellular service provider offering rental or prepaid services in over 640 of approximately 950 Cellular Geographical Service Areas (`
                                                                 `CGSA'
                                                                       ')
          within the United States, and cellular activation services in over 690 CGSA's. As a reseller or agent for cellular and PCS carriers, STC can offer cellular service to approximately 94% of the US population. STC rents portable cellular telephones to business and leisure travelers, the press, attendees, and participants at conventions, sporting events and government agencies. STC also operates as a cellular agent at certain locations which involves selling, installing and providing airtime services for cellular customers. STC also performs nationwide cellular activation services through major retail chains, automobile dealers and mail order distribution companies. Most recently, STC began supporting the activation, customer service and collection services for national prepaid (debit) cellular service operation.

          Through the acquisitions of certain assets from Road and Show Cellular East, Inc., Road and Show South Ltd. and Road and Show Pennsylvania, Inc. (collectively `
                                           `Road and Show'
                                                          '), in December
          1993, the Company obtained a national distribution network, including relationships with national car rental companies and hotels, which the Company has significantly expanded since that date. Immediately following the Road and Show acquisitions, the Company had approximately 1,300 portable cellular telephones available to rent at approximately 60 distribution outlets. As of December 31, 1996, the Company had approximately 5,000 cellular telephones available to rent at approximately 350 distribution outlets.

          In April 1995, the Company completed its initial public offering. Prior to the offering, the Company was an approximately 86% owned subsidiary of Shared Technologies Fairchild Inc., (`
                                                             `STFI'
                                                                   '). The
          Company sold 950,000 shares of its common stock, $0.01 par value
          (`
           `Common Stock'
                         ') for $5.25 per share, which generated net proceeds of approximately $3,562,000 after underwriters commissions and offering expenses. In conjunction with the Company's initial public offering, $1,184,000 of the amount due to STFI was contributed to the Company's capital in excess of par value.






          In May and June 1995, the Company commenced management and subsequently completed its acquisition of the outstanding capital stock of Cellular Hotline, Inc., (`
                                            `Hotline'
                                                     ') for $617,000.  The
          $617,000 was comprised of $367,000 in cash, paid at closing, and the issuance of 50,000 shares of Common Stock, valued at $250,000. The Company used a portion of the proceeds from its April 21, 1995 public offering for the cash portion of the purchase. At the discretion of the former Hotline stockholders, in September 1995, STC was required to repurchase all of the Common Stock issued to the former Hotline stockholders for $5.00 per share, at an aggregate cost of $250,000. The Common Stock was subsequently retired. Additionally, at closing, STC issued options to purchase 50,000 additional shares, excersizable at $7.50 per share for three years. Hotline is one of the largest providers of cellular activation services in the United States. In addition, the acquisition also enabled the Company to begin offering debit services by utilizing the technology developed by Hotline.

          In November 1995, the Company commenced management and subsequently completed its acquisition of certain assets of PTC Cellular, Inc. (`
                          `PTCC'
                                ').  The purchase price was $3,800,000,
          comprised of $300,000 in cash, $1,200,000 in assumed accounts payable, a five-year promissory note in the principal amount of $2,000,000 and the issuance of 100,000 shares of Common Stock, valued at $300,000. Additionally, the agreement provided for royalty payments in the amount of three percent (3%) of revenues generated from certain of the acquired assets, not to exceed an aggregate of $2,500,000. PTCC was one of the largest in-car cellular telephone providers in the United States and a main competitor of the Company.

          In December 1995, the Company sold its resale business to SNET Mobility, Inc. The sale included the Company's customer accounts relating to the resale business and the corresponding accounts receivable, for approximately $1.1 million in cash.

          On December 29, 1995, the Company completed a $3 million private placement of equity with International Capital Partners, Inc., (`
           `ICP'
                '), a Stamford, Connecticut based investment firm, two of whose principals are currently directors of the Company. The $3 million offering proceeds, net of commissions, was used primarily for the acquisition of certain assets of PTCC and to provide additional working capital. Under the terms of the offering, STC issued 300,000 shares of its Series A Convertible Preferred Stock, $.01 par value per share (the `
                                               `Series A Stock'
                                                               '). In
          addition, the Company issued to ICP a five-year warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.50. On May 14, 1996, all of the outstanding Series A Stock was converted into 1,146,450 shares of Common Stock. Subsequently, in August 1996 the Company's stockholders voted to cancel the Company's authority to issue additional shares of the Series A Stock.







          On April 27, 1996 the Company completed its acquisition of certain assets of Cellular Global Investments of Northern California, Inc., Access Cellular Corp., Road and Show Cellular West, Road and Show Cellular Arizona Corp, Summit Assurance Cellular, Inc., Northstar Cellular Corp, and Craig A. Marlar
          (`
           `Summit'
                   '). The purchase price was approximately $3,562,000 comprised of approximately $335,000 in cash, $1,324,000 in assumed liabilities, the issuance of a promissory note for approximately $953,000, and the issuance of 300,000 shares of Common Stock, valued at $937,500. Additionally, at closing, the Company issued three-year warrants, valued at $12,500, to purchase an aggregate of 300,000 additional shares of Common Stock. The warrants are excersizable as follows: 100,000 shares at $3.00 per share; 100,000 shares at $4.00 per share and 100,000 at $5.00 per share.

          On August 19, 1996 the Company completed a $5 million private placement with ICP and STFI for 500,000 shares of its newly issued Series B Preferred Stock, $.01 par value per share (the
          `
          `Series B Stock'
                          '). The Company received gross proceeds from the offering of $5 million, including the cancellation of $1,200,000 or preexisting debt to STFI. A commission of $125,000 was paid to ICP. Each share of Series B Stock is convertible into the Company's Common Stock, at a conversion factor of 2.50 to
          3.33 per share, subject to certain adjustments. For each preferred share converted, the holder will receive a warrant to purchase such equal number of shares of Common Stock at an exercise price of $3.00 per share. The Series B Stock has immediate voting rights similar to the Common Stock as if the holder held four (4) shares of Common Stock for each share of such Series B Stock. Separately, the Company has engaged the services of ICP to provide certain financial advisory services to the Company for a period of one year. In consideration for such services, the Company issued a five-year Common Stock Warrant to ICP for the purchase of 240,000 shares of the Company's Common Stock at an exercise price of $3.00 per share and on terms substantially the same as those provided for in the Common Stock Warrants issued to the purchasers of the Series B Stock.

          On December 27, 1996, the Company entered into an agreement (the
          `
          `Purchase Agreement'
                              ') with RHI Holdings, Inc. (`
                                                           `RHI'
                                                                ') pursuant
          to which the Company agreed to sell to RHI up to 1,500,000 common stock units (`
                       `Units'
                              ') with each Unit consisting of one share of Common Stock, and one warrant to purchase an additional share of Common Stock at $3.00 per share. On December 30, 1996, the Company closed on the sale of 250,000 Units to RHI, and received proceeds of $730,000, net of certain transactional expenses. On February 10, 1997, the Company sold an additional 250,000 Units to RHI, receiving net proceeds of $750,000. The Purchase Agreement has since terminated. As such, RHI has no obligation to purchase any additional Units from the Company. However, the Company may sell additional Units to other purchasers. The






          Purchase Agreement provides that STC shall use its best efforts to cause the Board of Directors of STC to include at least one member designated by RHI so long as RHI owns capital stock (or the rights to purchase capital stock) comprising of 5% or more of the voting power in STC and at least two members designated by RHI so long as RHI owns capital stock (or the rights to purchase capital stock) comprising 10% or more of the voting power in STC. To date, no RHI-designated directors have joined the Board of Directors. The Company used the proceeds received from the sale of the Units for working capital.

          (b) Financial Information about Industry Segments - The Company is engaged in one industry segment, the telecommunications industry, providing a wide range of services including, short-term cellular telephone rentals, activation of cellular phones and debit cellular phone systems.

          (c)  Narrative Description of Business

               (1) (i)  Products and Services

          Cellular Phone Rentals

          The Company markets its cellular telephone rental services principally through car rental agencies, international airlines and hotels. The Company has agreements with the Hertz Corporation (`
                       `Hertz'
                              '), National Car Rental System, Inc.,
          (`
           `National'
                     '), and Budget Rent a Car Corporation (`
                                                             `Budget'
                                                                     ') and
          a letter of intent with Avis Rent a Car Systems, Inc (`
                                                                `Avis'
                                                                      '),
          as well as significant car rental company licensees, to exclusively offer its portable cellular telephones at designated car rental locations, primarily at terminal airports, in approximately 70 cities throughout the United States. In addition, during 1996, the Company developed an airline cellular rental program designed to market to international customers in-bound to the United States. These travelers typically do not utilize the car rental companies, and require the communication convenience of renting a cellular phone. Through contracts with United Airlines (`
                           `United'
                                   '), Continental Airlines
          (`
           `Continental'
                        '), and most recently American Airlines
          (`
           `American'
                     '), STC coordinates cellular phone rentals in most major cities, utilizing its centralized reservation/customer service and fulfillment center located in St. Louis, MO.

          In addition, the Company markets its cellular telephone services at conventions and sporting events. For example, the Company rented cellular telephones at the 1994 World Cup soccer tournament (which was held in nine cities throughout the United States), the 1995 Special Olympics, the 1995 and 1996 New York Marathon, and the 1996 Olympics in Atlanta. The Company also rents cellular telephones on site following emergency and disaster situations through arrangements with telecommunications carriers, the Federal Emergency Management Agency and other governmental agencies. In that connection, the Company provided portable cellular telephones to businesses and emergency response personnel following the 1995 Oklahoma City bombing and the 1996 TWA Flight 800 crash.


          Activation Services


          With the acquisition of Hotline, STC became one of the largest providers of nationwide cellular phone activation services in the United States. Hotline acts as an agent linking retail points of sale to more than 690 cellular markets, using its 1,200 individual carrier contracts nationwide. By serving the unique activation requirements of major national retail chains, automobile dealers, and mail order distribution companies, Hotline acts as a single point of contact for these distribution outlets. Hotline maintains contracts and relationships with most cellular carriers in the United States and Canada, and can provide the necessary administrative services to permit a customer in a store within the United States to purchase a phone with activated cellular service. In addition to charging a fee for their service to the national distribution partner, the Company also collects revenue from the cellular carrier in the form of commissions, residual payments, and other payments.

          Debit Services

          In addition to national cellular activations, the acquisition of Hotline propelled STC into the prepaid (debit) cellular service market. The growth of the cellular industry has been accompanied by increasing amounts of fraudulent use and bad debts. Cellular carriers have responded to the bad debt problem by imposing stringent credit requirements on potential customers which have resulted in 35% of the subscribers who apply for cellular service being rejected. To allow these customers to enjoy the advantages of cellular communications, STC has embarked on a program to capitalize on this growing segment of subscribers. Through its Hotline operations, subscribers are presented with a cellular debit phone, which allows subscribers an easy, pay-as-you-go option for cellular service. Debit, or prepaid, cellular service is presented as a solution for credit issues and for businesses requiring more control over the cellular expenses in their organizations. Cellular debit services open a substantial and relatively untapped segment of the cellular marketplace, which STC intends to aggressively pursue. Hotline provides the necessary tracking, customer service, collection services, and reporting functions required to support its prepaid cellular service. The Company currently has an agreement with a national retailer, Thorn Americas, Inc. (`
                                          `Rent A Center'
                                                         ') for whom the
          Company is performing these functions. As of March 25, 1997 the Company had activated approximately 14,000 lines for Rent a Center throughout the United States.







          Agency Sales


          For customers who require a more traditional approach to cellular telecommunications, STC serves as an agent for select cellular carriers. The Company provides cellular activation as well as mobile equipment sales and services.

          The agency division targets niche regional markets, (ie: corporate accounts, government organizations) which allows its customers, through the services provided by STC, to achieve economies of scale. As an agent for the cellular carriers, STC can offer an extensive list of cellular products and services to its customer base. Currently, STC has operations in Dallas, and Ft. Worth Texas and in Hartford and Stamford, Connecticut, with plans to expand into new cities in the future.


          (iv) Patents, Trademarks, Licenses, Franchises, Concessions

          `
          `Shared Technologies Cellular'
                                        ' is a registered trademark, which
          is licensed to the Company by STFI. The Company holds a registration on the servicemark `
                                          `CellEase'
                                                    ' which is used in
          connection with the Company's debit cellular businesses.

          (v)  Seasonality

          The Company has experienced a reduction of revenues in the winter months due to the reduction in business travel during the holiday season and inclimate weather.

          (vi)  Working Capital

          Since its inception as a subsidiary of STFI, and through its initial public offering in April 1995, the Company's losses had been funded by STFI. In addition, STFI funded the purchase price paid in the Company's Road and Show acquisitions. In January 1994 and in April 1995, STFI contributed to the Company's capital in excess of par value approximately $1,700,000 and $1,184,000, respectively, of the Company's indebtedness to STFI. See Item 1(a) - `
                 `General Development of Business'
                                                  ', `
                                                      `Management's
          Discussion and Analysis of Results of Operations and Financial Condition,'
                    ' and `
                           `Notes to Consolidated Financial Statements'
                                                                       '
          herein.

          (vii)  Dependence on a Single Customer

          The Company is dependent upon its relationships with Hertz and National, which collectively account for approximately 32% and 38% of the Company's revenues during 1996 and 1995 respectively. The Company's agreements with Hertz and National are terminable on 120 and 90 days' notice with cause, respectively. The termination of either of these relationships would have a material adverse effect on the Company. In addition, individual locations covered by the Hertz agreement may be terminated on the same notice. The termination of one or more significant revenue producing locations could have a material adverse effect on the Company.

          (viii)  Backlog

          At any given period the Company maintains approximately 5,000 portable cellular telephones available for short-term rentals. Due to the varying utilization of the telephones, backlog information for the portable rental business cannot be quantified. As of December 31, 1996, the Company has activated approximately 5,000 debit lines for Rent A Center, and had a backlog of approximately 9,000 additional debit lines to be activated, which have since been fulfilled.

          (ix) Government Regulation


          From time to time, legislation and regulations that could potentially affect the Company, either beneficially or adversely, have been proposed by federal and state legislators and regulators. Management is not aware of any current pending or proposed legislation or regulations which, if adopted, would have a material adverse impact on the Company's operations.

          (x)  Competition

          The telecommunications industry in general, and the cellular telephone industry in particular, are highly competitive. Competitive factors include price, customer service, geographical coverage and the ability to increase revenues through marketing. The Company's short-term portable service competes with both regional and national cellular service companies, some of which have substantially more experience and greater financial, technical and other resources than the Company.

          In the agency and activation business, the Company faces competition mainly from other resellers, mass merchants, carriers and agents, many of which may have substantially more experience and greater financial, marketing, technical and other resources than the Company.

          (xiii) Employees

          As of March 15, 1997, the Company had approximately 192 employees; 11 in management, 71 in administration, 105 in sales and service and 5 in technical positions. The Company's employees are not represented by an union. The Company believes its relations with its employees are satisfactory.








          Item 2.

          Property

          The Company does not own any real estate and has no present plans to purchase any real estate. The Company's principal executive offices are leased and are located at 100 Great Meadow Road, Suite 102, Wethersfield, Connecticut 06109.

          The Company currently occupies approximately 6,250 square feet pursuant to a five year lease agreement expiring in 1999 (the
          `
          `Term'
                '). The Company pays a monthly rent of approximately $8,100 during the remainder of the Term. In addition, the Company leases an aggregate of approximately 15,700 square feet in certain locations for the purposes of direct sales by its sales force for a total monthly rent of approximately $13,000. Each of the leased properties is, in management's opinion, generally well maintained and is suitable to support the Company's business. The Company does not anticipate a significant expansion of its current leased space.

          Item 3.

          Legal Proceedings

          In connection with the Company's purchase of certain assets from PTC Cellular, Inc. (`
                              `PTCC'
                                    ') in November 1995, the Company
          delivered a $2 million note to PTCC. The current principal balance on such note was approximately $1,700,000 as of March 24, 1997, payable in semi-annual installments of $225,000, plus interest of 8%, through 1999. The Company did not pay the November 1, 1996 installment due under the note. Consequently, on January 16, 1997, PTCC filed a claim against the Company for breach of the note, which claim was filed in the Circuit Court of the 11th Judicial Circuit, Dade County, Florida. Although the Company reserves certain defenses to PTCC's claim, it subsequently made a partial payment of the missed installment payment and is actively in negotiations with PTCC to resolve this matter. In the event that the Company does not reach a satisfactory resolution with PTCC, an adverse outcome from this claim would be likely to have a material adverse effect to the Company's financial condition and cash flows.

          The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company would be likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

          Item 4.






          Submission of Matters to a Vote of Security Holders

          The annual meeting of stockholders of the Company was held on June 12, 1996. Three matters of business were held to vote for the following purposes: (1) the election of eight directors of the Company for the ensuing annual term (`
                                                   `Proposal 1'
                                                               ') (2) the
          amendment of the 1994 Director Option Plan (`
                                                      `Proposal 2'
                                                                  '); and
          (3) the reappointment of the Company's auditors (`
                                                           `Proposal 3'
                                                                       ').
          The following tables provide shareholder election results in number of shares:

          Proposal 1


          Directors              For                     Withheld
          Anthony D. Autorino    3,226,523               6,000
          Thomas H. Decker       3,225,923               6,600
          William A. DiBella     3,225,923               6,600
          Vincent DiVincenzo     3,226,523               6,000
          Sean P. Hayes          3,226,523               6,000
          Ajit G. Hutheesing     3,226,523               6,000
          Craig A. Marlar        3,225,923               6,600
          Kevin Schottlaender    3,225,923               6,600
          Richard P. Webb        3,225,923               6,600


          Proposal 2
                                  For          Against     Abstain
                               3,221,823       6,350        4,350

          Proposal 3

                                  For          Against     Abstain
                               3,227,173       3,100        2,250




                                       PART II

          Item 5.

          Market for Registrant's Common Stock and Related Stockholder
          Matters

          The Company's shares of common stock (trading symbol: STCL) have been quoted and traded in the over-the-counter market since April 21, 1995. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During 1996 and 1995, the quarterly high and low closing prices were as follows:


                           1996    1996    1995     1995
                           High    Low     High     Low
          First Quarter     4 1/8    1 5/8     n/a     n/a
          Second Quarter    6 1/8    2 3/4       6   3 1/2
          Third Quarter     4 1/4  1 15/16 4 15/32       3
          Fourth Quarter        3    1 1/2   4 1/8   1 5/8


          Number of beneficial holders of the Company's common stock as of March 6, 1997 was 1,123.




          Item 6.

          Selected Financial Data

          The following table sets forth the selected financial data of the Company for each of the last five years. Financial statements for 1993 and 1992 are not presented in this filing. Such selected financial data were derived from audited financial statements not included herein. The selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. All amounts, except per share amounts, are in thousands.


          Statement of         1996     1995    1994    1993    1992
          Operations-Data:
          Revenues            $20,914  $13,613 $10,217  $2,200  $1,394
          Gross margin          7,285    5,026   4,923     596     382
          Total operating
          expenses             14,172    8,015   4,272   1,463     803
          Income (loss) from
          operations          (6,888)  (2,989)     651   (867)   (421)
          Gain on sale of
          division                  -      689       -       -       -
          Loss on
          discontinued
          affiliate                 -      364       -       -       -






          Loss on contract
          cancellation          (980)        -       -       -       -
          Interest expense
          (income)net             906      136      49     (8)     (3)
          Net income (loss)
          before income taxes (8,774)  (2,800)     602   (859)   (418)
          Income taxes           (22)     (48)       -       -       -
          Net income (loss)   (8,796)  (2,848)     602   (859)   (418)
          Preferred stock
          dividends             (113)        -       -       -       -
          Net income (loss)
          applicable to
          common stock        (8,909)  (2,848)     602   (859)   (418)
          Net income (loss)
          per common share     (2.18)   (1.04)    0.28  (0.39)  (0.19)
          Weighted average
          number of shares
          outstanding           4,082    2,748   2,185   2,185   2,185
          Balance Sheet-Data:
          Working Capital
          (deficit)          $(8,975) $(1,851)  $(920)  $(301) $(1073)
          Total assets         14,262   14,378   5,452   3,173   (630)
          Notes payable
          (including current
          portion)              2,579    2,000       -       -      82
          Obligations under
          capital leases
          (including current
          portion)                  -        -       -     190       -
          Other liabilities     8,767    6,290   2,449     687     328
          Indebtedness to
          STFI                     59      985   2,434   4,153   1,219
          Accumulated deficit(13,013)  (4,105) (1,256) (1,858)   (581)
          Stockholders'
          equity    (deficit)   2,857    5,102     569 (1,857)   (989)


          Item 7.
          Management's Discussion and Analysis of Results of Operations and Financial Condition

          The following management's discussion and analysis of results of operations and financial condition include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results of those currently anticipated.

          Revenues

          Shared Technologies Cellular, Inc.'s revenues rose to a record of






          $20,914,000 in the year ended December 31, 1996, an increase of $7,301,000 (54%) over the year ended December 31, 1995 revenues. Acquisitions in conjunction with the expansion of the Company's existing businesses were the major factors for the growth in revenues.

          The portable rental operation had a $5,825,000 (79%) revenue increase due to several factors: In April 1996, the Company purchased the portable cellular telephone business of Summit, (See Item 1(a) - `
                           `General Development of Business.'
                                                             ') completing
          the Company's ability to be a nationwide provider of portable cellular telephones. This acquisition allowed the Company to generate $2,399,000 (33%) in additional revenues in 1996. The Company also generated approximately $1,434,000 (19%) in revenues at the 1996 Summer Olympics in Atlanta. The balance of the increase ($1,992,000 or 27%) in the portable rental operation was due to the transition of some of the in-car accounts and improved penetration at existing locations. As a result of the acquisition of certain in-car cellular telephone assets of PTCC as of November 1, 1995, the Company generated $2,171,000 (223%) more in in-car rental revenues in 1996 than in 1995. However, due to unacceptable profit margins, the Company transitioned the existing accounts to portable rentals, and discontinued offering in-car cellular telephone rentals in the fourth quarter of 1996.

          The debit, or prepaid, cellular telephone operation was started in late 1995 and generated $1,516,000 in revenues in 1996, versus $33,000 in 1995. In late 1996, the Company signed an agreement with Rent A Center which was principally responsible for this dramatic revenue growth. This increase in debit revenues were offset by a decrease of $856,000 (33%) in activation revenues from 1996 to 1995. This decrease was due to several national retailers discontinuing to offer cellular telephone activations to their customers.

          The agency operation had revenues of $1,339,000 in 1996, a $665,000 increase from 1995. The increase was due to the conversion of the sales force in Connecticut from a resale business into an agency operation. In December 1995, the Company sold the resale business to SNET Mobility, Inc. The resale business generated $1,987,000 in revenues in 1995.

          The Company's revenues of $13,613,000 for the year ended December 31, 1995 represented an increase of $3,396,000 (33%) over the year ended December 31, 1994. The increase was mainly due to the acquisition of Hotline in May 1995 which generated $2,570,000 of revenues in 1995 and the acquisition of certain assets of PTCC in November 1995 which generated $972,000 of revenues in 1995. The transportation portable rental operation had a $1,898,000 revenue increase (58%) due to the Company's continued expansion in the number of car rental outlets from which it rents phones, and the increased penetration within its existing locations. This increase in the transportation portable rental operation was offset by a $2,364,000 decrease in the Company's events portable rental operations due principally to the significant ($1,820,000) revenue generated by the World Cup in 1994.

          Gross Margin

          Gross margin increased $2,259,000, or 45%, for the year ended December 31, 1996 over the year ended December 31, 1995. As a percentage of revenues, gross margin decreased slightly in 1996 to 35% of revenues from 37% of revenues in 1995. The decrease was the result of significant changes in the Company's revenue mix as a result of various acquisitions, the sale of the resale business and the rapid growth of the debit business. In addition, the in-car rental operation showed a dramatic decrease in its gross margin as a result of decreasing revenues offset by fixed costs and significant amounts of fraudulent phone usage, which the Company was forced to absorb. The following chart summarizes the impact of these changes on gross margins for both 1996 and 1995:


                             1996      1996     1995       1995
                             Revenues  Gross    Revenues   Gross
                                       Margin              Margin
          Portable Rental          63%      43%        54%     43%
          In Car Rental            15%     (1%)         7%     28%
          Debit                     7%      20%         0%      0%
          Activation                8%      23%        19%     25%
          Agency                    7%      67%         5%     68%
          CT Resale                 0%       0%        15%     23%
          Total                   100%      35%       100%     37%


          Gross margin decreased in 1995 to 37% of revenues from 48% of revenues in 1994. The decrease was the result of significant changes in the Company's revenue mix in 1995 as a result of the Hotline and PTCC in-car acquisitions in 1995. Both the Hotline and the in-car operations achieved lower gross margins (approximately 25% and 28% respectively) than the portable rental operation. In addition, in 1994 the World Cup generated higher than normal gross margins as compared to other short-term cellular telephone rentals.

          Operating Expenses

          Operating expenses increased to $14,172,000 for the year ended December 31, 1996 compared to $8,015,000 for the year ended December 31, 1995. As a percentage of revenues, operating expenses increased to 68% for the year ended 1996 from 59% for the year ended 1995. Part of this increase as a percentage of revenue was due to the conversion of the resale operation into an agency operation at the beginning of 1996. Although operating expenses for this group were similar for the two years, as a percentage of revenues, the expenses went from 19% in 1995 to 47% in 1996. However, due to better margins in the agency operations, the group generated more operating profits in 1996 than in 1995. If the resale operation had been converted into an agency business at the beginning of 1995, operating expenses for the Company in 1995 would have been 65% of revenues, making the 1996 percentage in line with the prior year. However, had the Company not had several extraordinary operating expenses in 1996, which should not be repeated in 1997, the 1996 percentage would have dropped to approximately 52%. The following are the extraordinary operating expenses incurred by the Company in 1996.

          The Company's events division rents cellular telephones on a short-term basis at special events such as conventions and sporting events. Due to the significant overhead requirements for this division, the Company decided to consolidate the division into its existing portable rental operations at mid year. Operating expenses for the events division were approximately $1,300,000 in 1996, representing over 120% of the revenues generated. Prior to the consolidation, the events division had approximately 30 employees, most of which were terminated in the consolidation. Consequently, the majority of the operating expenses incurred in 1996 should not be repeated in 1997.

          Operating expenses in 1996 included over $1,000,000 related to the in-car operation. As previously discussed, the Company began transitioning the existing in-car accounts to portable rentals and discontinued offering in-car rentals in the fourth quarter of 1996 and terminated the approximately 20 employees and substantially all of the related expenses associated with the in-car operation.

          The Company also invested approximately $600,000 in the expansion of the portable rental operation into the international airlines business. These expenses were incurred in an effort to start-up and market its rental services through various worldwide airlines, primarily focusing on international travelers who cannot use their cellular phones in the United States. The Company was successful in obtaining contract with two (2) major international airlines during 1996, and should start to generate substantial revenues in 1997. These significant costs should not be repeated in 1997, and, as revenues from the airlines business begin to increase in 1997, operating expenses should become a significantly smaller percentage of revenues.

          Operating expenses in 1996 include approximately $500,000 related to the start up and expansion of debit or prepaid cellular services. Due to the dramatic sales growth of this operation,






          5,000 lines activated through the end of 1996 with an additional 9,000 lines on backorder, the significant increase in operating expenses incurred in 1996 are expected to continue into 1997. However, the Company has created an infrastructure which can accommodate significant revenue growth without the addition of significant operating costs. These benefits should be realized in 1997.

          Another significant operating expense incurred by the Company was the provision for bad debts. The bad debt expense was $1,772,000 in 1996, $1,249,000 in 1995 and $308,000 in 1994. As a
          percentage of revenues, the provision was 8% in 1996, 9% in 1995 and 3% in 1994. The significant increase from 1994 to 1995 in bad debts as a percentage of revenues was due to a change in the Company's marketing approach. The Company negotiated with various car rental companies to allow the car rental company employees to deal directly with the Company's customers. This allowed the Company to significantly expand the number of locations renting its cellular telephones, thereby increasing the Company's revenues. However, as a result of the change in the marketing approach, the Company was exposed to an increased level of credit risk which resulted in an increase in bad debts realized during 1996 and 1995. The Company continues to work closely with its car rental company partners to improve the integration of specific information between the Company and the car rental companies computer systems, in an effort to reduce the credit risk.

          In general, the Company is anticipating additional revenues in 1997 from the transition of the in-car accounts into portable rental outlets, the expansion of the airline business and the rapid growth of the debit cellular service. Those additional revenues, together with the above-mentioned reductions in operating expenses should reduce operating expenses as a whole, as well as, operating expenses as a percentage of revenues in 1997.

          Operating expenses increased to $8,015,000 for the year ended December 31, 1995, compared to $4,273,000 for the year ended December 31, 1994. As a percentage of revenue, operating expenses increased to 59% for the year ended December 31, 1995, compared to 42% for the year ended 1994. The increase in operating expense can be attributed to several factors. One reason is the acquisitions completed in 1995. In May 1995, the Company acquired Hotline which allowed STC to enter the activation and debit cellular business. STC incurred approximately $772,000 in operating expenses in 1995 related to Hotline. In November 1995, the Company acquired certain assets of PTCC, one of the largest in-car cellular telephone providers. The Company incurred an additional $542,000 in operating expenses in 1995 with the in-car operation. In addition to investing in the acquisitions, during 1995 the Company also invested in the expansion of its existing businesses. Operating expenses in the portable rental operations more than doubled from the prior year, to $2,883,000, as a result of an increase in the number of car rental outlets from which it rents phones. The events division incurred approximately $1,040,000 in operating expenses in its attempt to increase short-term rentals at special events such as conventions and sporting events. In addition, the Company made significant investments in its infrastructure to ensure long-term growth and stability. In general, the Company increased the number of employees from approximately 88 at the beginning of 1995 to approximately 200 employees at the end of 1995.

          Interest Expense

          Interest expense increased significantly to $906,000 for the year ended December 31, 1996 compared to $136,000 for the year ended December 31, 1995. This increase was mainly due to debt incurred as a result of the acquisition of certain assets from PTCC and Summit. In addition, the Company recorded a $491,000 accrual related to estimated interest payments to taxing authorities that may arise from certain taxes that are in arrears.

          Loss on Contract Cancellation

          As part of the acquisition of certain assets of PTCC, the Company made a commitment to make an investment in the new telephone technology for the in-car business. Consequently, the Company entered into a contract with a vendor to build new in-car cellular telephones with the revised state of the art technology developed by the Company. When the Company determined that the in-car business could not justify the significant investment needed to purchase the next generation of in-car cellular telephones, the Company negotiated with the vendor to terminate the contract.

          Gain or Sale of Assets

          Effective December 26, 1995, the Company sold its resale business to SNET Mobility, Inc. (`
                                  `Mobility'
                                            ').  The sale included the
          Company's customer accounts relating to the resale business and the corresponding accounts receivable for approximately $1.1 million in cash. The Company realized a gain on the sale of approximately $689,000. Subsequent to the sale of the resale business, the Company entered into an agreement with a local cellular carrier to serve as an agent, providing cellular activations as well as mobile equipment sales and service.


          Loss of Discontinued Affiliate

          In December 1995, the Company's affiliate, SafeCall, Inc., ceased its operations. Amounts previously advanced to the affiliate were written off.






          Preferred Stock Dividends

          In 1996, the Company issued preferred stock dividends totaling $112,603 to the shareholders of the Series A Stock, payable in 11,260 additional shares of Series A Stock. The outstanding Series A Stock as of May 14, 1996 was converted into 1,146,450 shares of the Company's Common Stock.

          Liquidity and Capital Resources

          The Company had a working capital deficit of $8,975,000 as of December 31, 1996, compared to a deficit of $1,851,000 as of December 31, 1995. Stockholders' equity at December 31, 1996 was $2,857,000, compared to $5,102,000 at December 31, 1995.

          Net cash used in operations increased to $5,043,000 for the year ended December 31, 1996, compared to $798,000 for the year ended December 31, 1995. This increase in cash used in operations was mainly due to the $8,796,000 net loss incurred during 1996 offset by noncash items, such as depreciation and amortization, and provision for bad debts. The cash used in operations for 1995 was mainly due to the $2,848,000 net loss and $364,000 loss on discontinued affiliates, offset by the $689,000 gain on the sale of the resale business and such noncash items as depreciation and amortization, and provision for bad debts.

          The Company continued to focus its investment activities on the purchase and enhancements of its equipment, and on growth through acquisitions. During the year ended December 31, 1996, the Company invested $953,000 in the purchase of equipment. The Company also paid $335,000 at the closing of the Summit acquisition. In addition, the Company invested approximately $329,000 in enhancements to the cellular telephone software which the Company will be able to utilize for various applications, such as remote retail activations. The Company also invested approximately $230,000 to sign long-term contracts with various airline companies. These amounts were partially offset by $1,078,000 received on the note receivable from the sale of the resale business. In 1995, the Company invested approximately $1,047,000 to complete the Hotline and PTCC acquisitions in May 1995 and November 1995, respectively. The Company also invested $342,000 in the purchase of portable cellular equipment.

          Financing activities were primarily focused on raising capital to meet the obligations incurred with the various acquisitions and for working capital. The Company issued 380,000 shares of Series B Stock through a private placement, which generated net proceeds of approximately $3,633,000, in addition to the exchange of $1,200,000 of amounts previously advanced from STFI for an additional 120,000 shares of Series B Stock. In addition, the Company raised $730,000, net of expenses, through the sale of 250,000 Units. A portion of the proceeds from both financing activities was used to repay some of the obligations incurred from the acquisition of certain assets of both PTCC and Summit. In 1995, the Company raised cash of approximately $3,591,000, net of expenses, with the completion of its initial public offering in April 1995, and $2,686,000, net of expenses, with the private placement of Series A Preferred Stock in December 1995.

          Cash requirements for the foreseeable future will include funds needed to sustain the cash used in operations and for existing obligations arising from completed acquisitions. Subsequent to year end, the Company raised $750,000 as a result of the sale of an additional 250,000 of the aforementioned Units. The Company is currently in default on payments to PTCC for the principal on the promissory note issued in conjunction with the acquisition. The balance at March 27, 1996 on this note is approximately $1,700,000. Management believes that an additional infusion of cash via either debt or equity will be necessary. Management does not believe that, at this time, existing operations can generate sufficient cash to sustain operations as well as meet its existing obligations.


          Item 8.
          Financial Statements and Supplementary Data
          Attached.

          Item 9.

          Changes in and Disagreements with Accountants in Accounting and Financial Disclosure.

          None






               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY




               INDEX TO  CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SCHEDULE
          (ITEM 8)




                                                                Page


          Financial Statements:
               Independent Auditors' Report                      F-2
               consolidated Balance Sheets                       F-3
               Consolidated Statements of Operations             F-4
               Consolidated Statements of Stockholders' Equity   F-5
               Consolidated Statements of Cash Flows             F-6-7
               Notes to Consolidated Financial Statements        F-8-21

          Financial Statement Schedule:
               Schedule VIII - Valuation and Qualifying Accounts
          for the Years Ended December 31, 1996, 1995 and 1994   S-1



          Note:
          (a) All other schedules are not submitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.



















               INDEPENDENT AUDITORS' REPORT

          To the Stockholders and Board of Directors of Shared Technologies Cellular, Inc.

          We have audited the accompanying consolidated balance sheets of Shared Technologies Cellular, Inc. and Subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shared Technologies Cellular, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's significant operating losses, default on a promissory note, and working capital deficits raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed  in  the  index on  Page  F-1  is  presented  for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        ROTHSTEIN, KASS & COMPANY, P.C.


          Roseland, New Jersey
          March 11, 1997










          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

          CONSOLIDATED BALANCE SHEETS
          December 31, 1996 and 1995

          ASSETS                                   1996                    1995
          Current Assets:
          Cash                                 $143,621              $2,541,827
          Accounts receivable
          less allowance for
          doubtful accounts of
          $1,392,176 in 1996 and
          $684,875 in 1995                    1,621,317               1,172,671






          Carrier commissions
          receivable, less
          unearned income                        52,967                 452,610
          Inventories                            79,529                  49,076
          Current portion of
          note receivable                        39,474                  59,136
          Prepaid expenses and
          other current assets                  132,813                 471,356
          Receivable from sale
          of assets                                   -               1,077,856
          Total current assets                2,069,721               5,824,532
          Telecommunications and
          office equipment, less
          accumulated
          depreciation                        2,130,713               2,157,685
          Other assets:
          Intangible assets,
          less accumulated
          amortization                        9,322,373               6,129,101
          Deposits                              373,074                 142,080
          Note receivable, less
          current portion                       118,994                 124,407
          Assets held for
          disposition                           247,418                       -
                                             10,061,859               6,395,588
                                            $14,262,293             $14,377,805
          LIABILITY AND
          STOCKHOLDERS' EQUITY:
          Current liabilities:
          Current portion of
          notes payable                      $2,218,406                $400,000
          Accounts payable and
          other current
          liabilities                         8,718,814               5,838,718
          Commissions payable                    48,441                 452,611
          Due to parent                          58,809                 984,592
          Total current
          liabilities                        11,044,470               7,675,921
          Notes payable, less
          current portion                       360,417               1,600,000
          Commitments and
          Contingencies
          Stockholders' Equity:
          Preferred stock, $.01
          par value, Series A
          Convertible,
          authorized, issued and
          outstanding none and
          300,000 shares                              -                   3,000
          Preferred stock, $.01
          par value, Series B
          Convertible,
          authorized 1,250,000






          shares, issued and
          outstanding 500,000
          shares and none                         5,000                       -
          Common stock, $.01 par
          value, authorized
          20,000,000 shares,
          issued and outstanding
          4,862,737 shares and
          3,089,189 shares                       48,628                  30,892
          Common stock
          subscription                                                    5,000
          Capital in excess of
          par value                          15,816,979               9,172,583
          Accumulated deficit              (13,013,201)             (4,104,591)
          Note receivable
          arising from stock
          purchase agreement                          -                 (5,000)
          Total Stockholders'
          Equity                              2,857,406               5,101,884
                                            $14,262,293             $14,377,805

          See accompanying notes to consolidated financial statements













          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS
          Years Ended December 31, 1996, 1995 and 1994

                                    1996          1995           1994
          Revenues           $20,913,969   $13,613,161    $10,217,300
          Cost of             13,629,248     8,587,272      5,293,845
          revenues
          Gross margin         7,284,721     5,025,889      4,923,455
          Selling,
          general and
          administrative      14,172,415     8,015,184      4,272,786
          expenses
          Income (loss)
          from operations    (6,887,694)   (2,989,295)        650,669
          Other income
          (expense):
          Interest             (906,385)     (136,395)       (48,659)
          expense
          Gain on sale of
          assets                       -       689,480              -
          Loss on
          discontinued                 -     (364,327)              -
          affiliate
          Loss on
          contract             (979,631)             -              -
          cancellation
                             (1,886,016)       188,758       (48,659)
          Income (loss)
          before income      (8,773,710)   (2,800,537)        602,010
          taxes
          Income taxes          (22,297)      (47,924)              -
          Net income         (8,796,007)   (2,848,461)        602,010
          (loss)
          Preferred stock
          dividends            (112,603)             -              -
          Net income
          (loss)
          applicable to     $(8,908,610)  $(2,848,461)       $602,010
          common stock
          Income (loss)






          per common             $(2.18)       $(1.04)           $.28
          share
          Weighted
          average number
          of common            4,082,000     2,748,000      2,185,000
          shares
          outstanding

          See accompanying notes to consolidated financial statements




















          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Series A     Series A    Series B   Series B
                             Preferred    Preferred   Preferred  Preferred
                             Stock        Stock       Stock      Stock
                             Shares       Amount      Shares     Amount
          Balances, January
          1, 1994                      -            $         -          $
          Common stock
          issued for
          services
          Transfer of
          investment of
          parent
          Issuance of common
          stock
          Contribution to






          capital by parent
          Common stock
          subscription
          Net income
          Balances, December
          31, 1994           -            -           -          -
          Issuance of stock      300,000        3,000
          Contribution to
          capital by parent
          Issuance of common
          stock for
          acquisitions
          Acquisition of
          common stock
          Net loss
          Balances, December
          31, 1995               300,000        3,000         -          -
          Issuance of stock                             500,000      5,000
          Preferred stock
          dividend                11,260          113
          Conversion of
          preferred stock      (311,260)      (3,113)
          Issuance of common
          stock for
          acquisitions
          Common stock
          subscriptions
          Net loss
          Balances, December
          31, 1996                     -           $-   500,000     $5,000

          See accompanying notes to consolidated financial statements

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common       Common      Common    Capital in
                            Stock        Stock       Stock     Excess
                            Shares       Amount      Subscrip  of Par
                                                     tion      Value
          Balances, January
          1, 1994                 67,973        $680        $-          $-
          Common stock
          issued for
          services               207,119       2,071                14,429
          Transfer of
          investment of
          parent                                                   108,136
          Issuance of                                             (17,929)
          common stock         1,795,478      17,955
          Contribution to
          capital by parent                                      1,700,000
          Common stock
          subscription                                   5,000
          Net income
          Balances,
          December 31, 1994    2,070,570      20,706     5,000   1,804,636
          Issuance of stock      950,000       9,500             6,084,633
          Contribution to
          capital by parent                                      1,184,000
          Issuance of
          common stock for       150,000       1,500               473,500
          acquisitions
          Acquisition of
          common stock          (81,381)       (814)             (374,186)
          Net loss
          Balances,
          December 31, 1995    3,089,189      30,892     5,000   9,172,583
          Issuance of stock      264,335       2,643             5,588,886
          Preferred stock
          dividend                                                 112,490
          Conversion of
          preferred stock      1,146,450      11,465               (8,352)
          Issuance of
          common stock for       300,000       3,000               947,000
          acquisitions
          Common stock
          subscriptions           62,763         628   (5,000)       4,372
          Net loss:
          Balances,
          December 31, 1996    4,862,737     $48,628           $15,816,979






          See accompanying notes to consolidated financial statements
                                         F-5







          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Accumulated    Note      Total
                            Deficit        receivab  Stockholders
                                           le        ' Equity
          Balances, January
          1, 1994             $(1,858,140)        $-  $(1,857,460)
          Common stock
          issued for                                        16,500
          services
          Transfer of
          investment of                                    108,136
          parent
          Issuance of
          common stock                                          26
          Contribution to
          capital by parent                              1,700,000
          Common stock
          subscription                       (5,000)
          Net income               602,010                 602,010
          Balances December
          31, 1994             (1,256,130)   (5,000)       569,212
          Issuance of stock                              6,097,133
          Contribution to
          capital by parent                              1,184,000
          Issuance of
          common stock for                                 475,000
          acquisitions
          Acquisition of
          common stock                                   (375,000)
          Net loss             (2,848,461)             (2,848,461)
          Balances,
          December 31, 1995    (4,104,591)   (5,000)     5,101,884
          Issuance of stock              -               5,596,529
          Preferred stock
          dividend               (112,603)                       -
          Conversion of
          preferred stock                -                       -
          Issuance of
          common stock for               -                 950,000
          acquisitions
          Common stock
          subscriptions                  -     5,000         5,000
          Net loss             (8,796,007)             (8,796,007)
          Balances,
          December 31, 1996  $(13,013,201)        $-    $2,857,406

          See accompanying notes to consolidated financial statements






















          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years Ended December 31, 1996, 1995 AND 1994.

                           1996              1995              1994
          Cash flows from
          operating
          activities:
          Net income loss)      $(8,796,077)     $(2,848,461)          $602,010
          Adjustment to
          reconcile net
          income (loss) to
          net cash
          provided by
          (used in)
          operating
          activities:
          Depreciation and
          amortization             1,683,938        1,085,685           578,843
          Provision for
          doubtful                 1,771,918        1,248,620           307,617
          accounts
          Common stock
          issued for
          compensation and            39,821                             16,500
          services
          Accretion of
          interest on                 30,231
          notes payable
          Gain on sale of
          franchise                                                   (202,033)
          Gain on sale of
          assets                                    (689,480)
          Loss on
          discontinued                                364,327
          affiliate
          Changes in
          assets and
          liabilities, net
          of effect of
          acquisitions:
          Accounts               (2,200,564)      (1,409,378)       (1,170,369)
          receivable
          Inventories               (30,453)         (51,375)           (3,706)
          Carrier
          commissions                399,643           13,259
          receivable
          Prepaid expenses
          and other                  338,543        (238,867)          (68,859)
          current assets
          Accounts payable






          and other
          current                  2,124,032        1,748,965         1,637,265
          liabilities
          Commissions              (404,170)         (21,209)
          payable
          Net cash
          provided by
          (used in)              (5,043,068)        (797,914)         1,697,268
          operating
          activities
          Cash flows from
          investing
          activities:
          Acquisitions of
          businesses               (335,415)      (1,046,933)
          Purchases of
          equipment                (953,260)        (342,314)         (726,507)
          Payments for
          deposits                 (230,994)         (52,521)          (17,684)
          Payments for
          intangible               (514,234)        (612,346)         (527,366)
          assets
          Collection of
          receivable from
          sale of assets           1,077,856
          Collections of
          note receivable             45,000           18,490
          Net cash used in
          investing                (911,047)      (2,035,684)       (1,271,557)
          activities
          Cash flows from
          financing
          activities:
          Payments on
          capital lease                                               (175,595)
          obligations
          Payments on
          notes payable          (1,080,016)                           (86,250)
          Advances from
          (payments to)              274,217        (265,545)           115,626
          parent
          Deferred
          registration                                                (182,135)
          costs
          Payments to                               (273,531)          (90,796)
          affiliate
          Issuance of
          common and               4,361,708        6,279,268
          preferred stock
          Acquisition of
          common stock                              (375,000)
          Net cash
          provided by






          (used in)                3,555,909        5,365,192         (419,150)
          financing
          activities
          Net increase
          (decrease) in          (2,398,206)        2,531,594             6,561
          cash
          Cash, beginning
          of year                  2,541,827           10,233             3,672
          Cash,end of year          $143,621       $2,541,827           $10,233

          See accompanying notes to consolidated financial statements
                                         F-6






          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
          Years Ended December 31, 1996, 1995 AND 1994.

                                            1996             1995          1994
          Supplemental
          disclosures of cash
          flow information:
          Cash paid during
          the year for:
          Interest                      $280,468          $75,620       $65,372
          Income taxes                   $20,322          $47,924            $-
          Supplemental
          schedules of
          noncash investing
          and financing
          activities:
          Transfer of
          investment to                       $-               $-      $108,136
          parent
          Note received for
          sale of franchise                   $-               $-      $202,033
          Contribution to
          capital in excess
          of par value of due                 $-       $1,184,000    $1,700,000
          to parent
          Cost of intangible
          assets included in
          accounts payable               $87,500         $203,074      $202,985
          Note received for
          sale of assets                      $-       $1,077,856            $-
          Issuance of common
          stock for                     $950,000         $475,000            $-
          acquisitions
          Note payable
          incurred for                $1,139,000       $2,000,000            $-
          acquisitions of
          assets
          Issuance of Series
          B Convertible
          Preferred Stock in
          exchange for amount         $1,200,000               $-            $-
          due to parent
          Preferred stock
          issued for
          preferred stock               $112,603               $-            $-
          dividend

          See accompanying notes to consolidated financial statements
                                         F-7







          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1 -Nature of Operations

                  Shared Technologies Cellular, Inc. (STC) together with its subsidiary (collectively the "Company") is a nationwide provider of short-term cellular telephone services, activation services and debit telephone services in the United States.

                  The Company's operations are subject to regulation by the Federal Communications Commission (FCC), which has generally preempted the regulatory jurisdiction of state agencies with respect to the business which the Company is engaged in.

          NOTE 2 -Summary of Significant Accounting Policies

                  Principles of Consolidation

                  The consolidated financial statements include the accounts of STC and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

                  Cash

                  The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits.
                  The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

                  Fair Value of Financial Instruments

                  The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 approximate the carrying amounts presented in the consolidated balance sheets.

                  Inventories

                  Inventories consisting of telecommunications equipment and parts expected to be sold to customers, are valued at the lower of cost, on the first-in, first-out method
                  (FIFO), or market.

                   Carrier Commissions Receivable

                  Carrier commissions receivable are due from cellular






                  carriers for new cellular telephone line activations. The commissions are earned only after the cellular telephone user has remained on the cellular telephone network for a specified period of time (vesting period). The Company records an allowance, as a reduction to carrier commissions receivable, for estimated cancellations of cellular service by the user, prior to the end of the aforementioned vesting period.

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 2 -Summary of Significant Accounting Policies (Continued)

                  Impairment of Long-Lived Assets

                  The Company reviews its long-lived assets, such as telecommunications and office equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

                  Telecommunications and Office Equipment

                  Telecommunications and office equipment are stated at cost. The Company records depreciation on the straight-line method over the estimated useful lives of the assets as follows:

                    Telecommunications equipment  2-5 years
                    Office equipment              3-5 years

                  Intangible Assets

                  Goodwill represents the excess of cost over the net assets of acquired businesses and is amortized over periods ranging from 15 to 20 years from the respective acquisition dates. The Company monitors the cash flows of the acquired operations to assess whether any impairment of recorded goodwill has occurred.

                  Deferred start-up costs relate to costs associated with the opening of new cellular telephone rental locations throughout the United States. These costs are amortized on a straight-line basis over 12 months.

                  Certain agreements are amortized on the straight-line basis over the life of the respective agreements, ranging from five to six years.

                     Capitalized Software Development Costs

                  Capitalized software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production are capitalized according to






                  Statement of Financial Accounting Standards No. 86. Costs incurred prior to the establishment of technological feasibility are charged to research, product development, and support expenses. Capitalized software development costs are amortized using the straight-line method over a five year period.

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 2 -Summary of Significant Accounting Policies (Continued)

                  Advertising Costs

                   The Company generally expenses costs of advertising and promotions as incurred.

                  Advertising expenses included in selling, general and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were approximately $153,000,
                  $137,000 and $113,000, respectively.

                  Income Taxes

                  The Company filed its federal income tax returns on a consolidated basis with its parent through April 1995, the date of its initial public offering ("IPO"). Subsequent to April 1995, the Company's income tax returns are being be filed on a separate return basis.

                  The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS No.109), "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.

                  Income (Loss) Per Common Share

                  Primary income (loss) per common share is computed by deducting preferred stock dividends from net income
                  (loss). The resulting net income (loss) is applicable to common stock, which is then divided by the weighted average number of common shares outstanding after giving effect to the stock splits referred to in Note 11. The weighted average for all periods prior to the IPO include shares issued within the twelve month period of the IPO, including those issued through the subscription agreement (Note 11) and those issued through the Company's Stock Option Plan, at a price less than the public offering price.






                  Fully diluted income (loss) per common share is computed by dividing net income applicable to common stock by the weighted average number of common and common equivalent shares and the effect of preferred stock conversions, if dilutive. Fully diluted income (loss) per common share is substantially the same as primary income (loss) per common share for the years ended December 31, 1996, 1995 and 1994.

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 2 -Summary of Significant Accounting Policies (Continued)

                    Use of Estimates

                  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Newly Issued Accounting Standard

                  On March 3, 1997, the Financial Accounting Standards Board released Statement No.128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share.

                  Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net income (loss) per share. Accordingly, management does not believe that SFAS No. 128 will have a material impact upon historical net income (loss) per share as reported.

          NOTE 3 -  Uncertainty - Ability to Continue as a Going Concern

                  The Company's consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $8,796,000 and $2,848,000 for the years ended December 31, 1996 and 1995, respectively, is in default of a promissory note with a balance due of $1,800,000, and has a working capital deficit of approximately $8,975,000 at December 31, 1996. The Company is in the process of seeking additional equity or debt financing. Continuation of the Company as a going concern is dependent on its ability to resolve its liquidity problem, obtain credit and attain profitable operations. The financial statements do not include any adjustments that might result from this uncertainty.

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 4 -  Acquisitions

                  In April 1996, the Company completed its acquisition of substantially all of the assets of its only franchisee, Summit Assurance Cellular Inc. and subsidiaries and affiliates (SAC). The purchase price was $3,562,662, comprised of $335,415 in cash, the assumption of $668,564 of accounts payable and $655,822 of notes payable, the issuance of a promissory note for $952,861, the issuance of 300,000 shares of the Company's common stock valued at $3.125 per share and warrants to purchase 100,000 shares of the Company's common stock at prices of $3.00, $4.00 and $5.00 per share, respectively. These warrants, valued at $12,500, vest immediately and expire in three years.

                  In November 1995, STC completed its acquisition of substantially all of the assets of PTC Cellular, Inc.
                  (PTCC). The purchase price was $3,725,000, comprised of $300,000 in cash, the assumption of $1,200,000 of accounts payable, the issuance of a promissory note of $2,000,000 and the issuance of 100,000 shares of the Company's common stock valued at $2.25 per share. The agreement provides for a maximum of $2,500,000 of royalty payments, computed at 3% of quarterly revenues generated from certain of the acquired assets.

                  In May 1995, the Company commenced management of, and subsequently acquired the outstanding capital stock of, Cellular Hotline, Inc. (Hotline), a cellular telephone activation service provider. The purchase price was $617,000, comprised of $217,000 in cash, the assumption of $150,000 of certain indebtedness and the balance through the issuance of 50,000 shares of the Company's common stock (Shares) valued at $5.00 per share. The former Hotline stockholders had the right to require the Company to repurchase all or a portion of the Shares for $5.00 per share. In September 1995, the former Hotline stockholders exercised their put option and the Company purchased all the Shares and subsequently retired them. In connection with the acquisition, the Company issued the former Hotline stockholders a three year option to purchase an aggregate of 50,000 shares of the Company's common stock at a price of $7.50 per share.

                  These acquisitions were accounted for as purchases, and the purchase prices were allocated on the basis of the relative fair market values of the net assets acquired and net liabilities assumed, as follows:






                                                 Hotline        PTCC        SAC
                   Cash                          $19,462          $-    $20,000
                   Accounts receivable            13,000
                   Commissions
                   receivable,net                465,869
                   Prepaid expenses and
                   other current assets           70,431      61,910
                   Equipment                      50,000   1,806,480    169,600
                   Intangibles                               520,000
                   Excess of cost over net
                   assets acquired               710,264   1,336,610  3,373,062
                   Accounts payable and
                   other current liabilities   (238,206)
                   Commissions payable         (473,820)
                                                $617,000  $3,725,000 $3,562,662

                                        F-12






          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 4 -  Acquisitions (Continued)

                  The following unaudited pro forma condensed combined statements of operations for 1996 and 1995 give effect to the acquisitions of SAC, PTCC and Hotline as if they had occurred on January 1 of each year.

                                                           1996            1995
                   Revenues                         $21,783,519     $24,828,724
                   Net loss                        $(9,269,212)    $(4,580,591)
                   Net loss applicable to common
                   stockholders                    $(9,381,815)    $(4,580,591)
                   Loss per common share                $(2.25)         $(1.46)




          NOTE 5 -  Telecommunications and Office Equipment

                  Telecommunications and office equipment consist of the following at December 31, 1996 and 1995:


                                                       1996                1995
                   Telecommunications
                   equipment                     $3,298,110          $2,611,128
                   Office equipment                 635,494             503,126
                                                  3,933,604           3,114,254
                   Accumulated                    1,802,891             956,569
                   depreciation
                                                 $2,130,713          $2,157,685




                  Depreciation for the years ended December 31, 1996, 1995 and 1994 was $902,413, $537,018 and $327,543,
                  respectively.

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 6 -  Intangible Assets

                  Intangible assets consist of the following at December 31, 1996 and 1995:

                                                   1996         1995
                  Goodwill                   $8,417,581   $5,023,920
                  Franchise costs                             75,573
                  Deferred start-up costs       902,660      617,500
                  Covenant not to compete       142,373      142,373
                  Rental car agreement          520,000      520,000
                  Capitalized software
                  development costs             890,555      594,579
                                             10,873,169    6,973,945
                  Accumulated amortization    1,550,796      844,844
                                             $9,322,373   $6,129,101


                  Amortization for the years ended December 31, 1996, 1995 and 1994 was $781,525, $548,667 and $258,805,
                  respectively.

          NOTE 7 -  Note Receivable

                  In connection with the acquisition of SAC (Note 4), the unpaid balance of a note receivable from SAC of $180,000 was renegotiated to a three year non-interest bearing note, due in monthly installments of $5,000 through February 2000. In discounting the note to $158,468, interest has been imputed at 10% per annum.

          NOTE 8 -  Assets Held For Disposition

                  In connection with the Company's discontinuance of providing In-Car cellular phone services, the Company has recorded, as assets held for disposition, certain telecommunications equipment at its net book value, which approximates fair market value.

          NOTE 9 -  Accounts Payable and Other Current Liabilities

                  Accounts payable and other current liabilities consist of the following at December 31, 1996 and 1995:






                                                       1996                1995
                   Trade                         $6,227,304          $4,465,198
                   Sales and other
                   taxes                          1,684,714             668,610
                   Payroll and payroll
                   taxes                            194,315             110,290
                   Other                            612,418             594,620
                                                 $8,718,814          $5,838,718


          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 10 - Notes Payable


                  Notes payable consist of the following at December 31, 1996 and 1995:


                                                         1996           1995
                  Promissory note $2,000,000
                  original face amount,
                  bearing interest at 8% per
                  annum and payable in semi-
                  annual principal
                  installments of $225,000
                  through May 2000.  The note
                  is collateralized by          $1,800,000     $2,000,000
                  substantially all of the
                  assets acquired from PTCC
                  Promissory note for the
                  purchase of SAC, non-
                  interest bearing and payable
                  in installments through       292,345
                  February 1997
                  Promissory notes, bearing
                  interest at 10% per annum
                  and payable in monthly
                  installments aggregating      486,478
                  $24,727 through March 2002
                                                2,578,823      2,000,000
                  Less current portion          2,218,406      400,000
                                                $360,417       $1,600,000

                  The Company is currently in default in its payments under the $2,000,000 promissory note and has classified the entire balance due as current (Note 16).

                  Aggregate future principal payments for the next five years are as follows:

                    Year Ending December 31
                         1997                  $2,218,406
                         1998                      79,079
                         1999                      77,085
                         2000                      85,158
                         2001                      94,075






          NOTE 11 - Stockholders' Equity

                  During December 1996, the Company entered into an agreement to issue an aggregate of 500,000 units, at $3.00 per unit, through a private placement. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $3.00 per share. As of December 31, 1996, 250,000 units have been issued, and the remaining 250,000 units were issued in January 1997. The Company has the option to repurchase the units sold, at any time prior to May 31, 1997, at a price of $3.45 per unit.

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 11 - Stockholders' Equity (Continued)

                  During August 1996, the Company's certificate of incorporation was amended whereby the authorized number of shares of the Company's common stock was increased to 20,000,000. In addition, the Company was authorized to issue 5,000,000 shares of preferred stock at $.01 par value, issuable from time to time in one or more series with such rights, preferences, privileges and restrictions as determined by the Board of Directors.
                  As of December 31, 1996, the Company authorized 1,250,000 shares of $.01 par value Series B Convertible Preferred Stock (Series B).

                  On August 19, 1996, the Company sold 500,000 shares of Series B for $10 per share through a private placement, including 250,000 shares purchased by its former parent, Shared Technologies Fairchild Inc. (STFI). Each share of Series B is convertible into a minimum of 2.50 shares and a maximum of 3.33 shares of the Company's common stock, subject to certain adjustments. In addition, Series B stock pays no dividends. Upon conversion of the Series B shares, the holder shall receive a warrant to purchase an additional share of the Company's common stock at an exercise price of $3.00 per share. Each share of Series B has voting rights equivalent to four shares of common stock. The Company has the right to require the conversion of the Series B into common stock, at any time after one year, provided that the Company maintains a certain market value of its common stock, as defined. In the event that the Company does not meet certain financial criteria by December 31, 1997, each holder of Series B shall have the right to require the Company to redeem such holder's shares at a per share price equal to the original issue price, plus a rate of return equal to 12% per annum. In addition, the Company paid an advisory fee of $125,000 and issued warrants to purchase 240,000 shares of common stock, at an exercise price of $3.00 per share, for certain financial advisory services rendered by a firm, who was a party to the sale of 250,000 shares of Series B, in which one of its principals is a director of the Company.

                  In December 1995, the Company sold 300,000 shares of Series A Convertible Preferred Stock (Series A) at $10 per share through a private placement. Each preferred stockholder is entitled to receive dividends equal to 10% per annum for the first twelve month period, payable in additional shares of Series A. The Company paid an advisory fee of $300,000 and issued warrants to purchase 150,000 shares of common stock, at an exercise price of $2.50, to a firm, in which one of its principals is a director of the Company. During 1996, the Series A stockholders converted all their shares, including 11,260 shares received as dividends, into 1,146,450 shares of the Company's common stock.

                  In June 1995, in connection with a consulting agreement, the Company issued warrants to purchase 95,000 shares of its common stock, at an exercise price of $6.00 per share, subject to certain anti-dilutive provisions.

                  In May 1995, the Company purchased 31,381 shares of its common stock for $125,000 from a consultant and subsequently retired the shares.

                  In April 1995, the Company completed its initial public offering of 950,000 shares of its common stock at $5.25 per share.

                  On March 23, 1995, the Board of Directors adopted a resolution to effect a reverse stock split of two for three. Accordingly, all number of shares and per share data presented in these consolidated financial statements have been restated to reflect this stock split.

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 11 - Stockholders' Equity (Continued)

                  In September 1994, the Board of Directors approved a resolution to effect a stock split of 1,083 shares for
                  1. In addition, during December 1994, the Board of Directors adopted a resolution to effect a reverse stock split of 1 share for 1.0622 shares. Accordingly, all number of shares and per share data presented in these consolidated financial statements have been restated to reflect these stock splits.

                  In January 1994, the Company entered into a stock subscription agreement to issue 62,763 shares of its common stock for $5,000 ($.08 per share).

                  On January 1, 1994, the Company transferred its 65% ownership in a company to STFI. In connection with this transaction, $108,136 was recorded in 1994 as capital in excess of par value.

                  On January 1, 1994, the Company issued an aggregate of 207,119 shares of its common stock to certain officers and consultants. The value ascribed to these shares, $16,500 ($.08 per share), has been included in general and administrative expenses for the year ended December 31, 1994.

          NOTE 12 -      Stock Option Plans

                  The Board of Directors adopted, and the Company's stockholders approved, a stock option plan (the Plan) pursuant to which 274,797 shares of the Company's common stock were reserved for issuance upon the exercise of options granted to officers, employees, consultants and directors of the Company. Options issued under the Plan are non-qualified stock options (NSO's) and the Board of Directors (Committee) may grant NSO's at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. At December 31, 1996, options to purchase 266,999 shares of common stock are outstanding.

                  The Board of Directors adopted, and the stockholders approved, the Company's 1994 Director Option Plan (the Director Plan) pursuant to which 33,333 shares of the






                  Company's common stock are reserved for issuance upon the exercise of options to be granted to non-employee directors of the Company. Under the Director Plan, an eligible director will automatically receive, at the commencement of the Director's one year term, nonstatutory options to purchase 2,000 shares of the Company's common stock at an exercise price equal to the fair market value of such shares at the time of grant. Each such option is immediately exercisable for ten years from the date of grant, but generally may not be exercised more than 90 days after the date an optionee ceases to serve as a director of the Company. At December 31, 1996, options to purchase 14,000 shares of the Company's common stock were outstanding under the Director Plan.

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 12 -      Stock Option Plans (Continued)

                  The activity in the Plan and the Director Plan are as follows:

                                                        Exercise       Exercise
                                                       Price Per      Price Per
                                                           Share          Share
                                       Number of           Range       Weighted
                                         options                        Average
                   Granted in
                   1994 and
                   balance
                   outstanding,          171,048           $3.68          $3.68
                   December 31,
                   1994
                   Granted                95,000       2.38-5.00           3.15
                   Expired              (34,715)            3.68           3.68
                   Balance
                   outstanding,
                   December 31,          231,333       2.38-5.00           3.45
                   1995
                   Granted                55,000       2.25-4.75           3.69
                   Expired               (5,334)            3.68           3.68
                   Balance
                   outstanding,
                   December 31,          280,999      $2.25-5.00          $3.36
                   1996
                   Exercisable,
                   December 31,          168,332      $2.25-5.00          $3.60
                   1996



                  The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", effective for the December 31, 1996 financial statements. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock plans based on the intrinsic value of the stock option at date of grant (the difference between the exercise price and the fair value of the common stock). Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates, consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:


                                        1996                1995
                   Net loss applicable
                   to common
                   shareholders:
                   As reported                 $(8,908,610)        $(2,848,461)
                   Pro forma                    (8,919,610)         (2,854,461)
                   Loss per common
                   share:
                   As reported                       (2.18)              (1.04)
                   Pro forma                         (2.19)              (1.04)


                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rate of 6%; no dividend yield; expected lives of 3 to 10 years; and expected volatility of 62%.

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 13 -      Related Party Transactions
                  The Company entered into an agreement, effective January 1, 1996, whereby the Company will pay a fee of $25,000 per month not to exceed $200,000 annually, for certain services to be performed by STFI. The fee is not payable in any month in which there is a pre-tax loss and cannot exceed pre-tax profit prior to the fee. No payments were due under the agreement for the year ended December 31, 1996. In addition, STFI agrees to provide telecommunications services, as may be requested, including local access and long distance service, at a price not to exceed STFI's cost for such services plus 20%. This agreement is cancelable by the Company on thirty days notice to STFI.

                  Amounts due to parent are due on demand, unsecured and non-interest bearing.

          NOTE 14 - Savings and Retirement Plan

                  In June 1996, the Company formed a savings and retirement plan (the Plan), which covers substantially all eligible employees. Participants in the Plan may elect to make contributions up to a maximum of 20% of their compensation. For each participant, the Company will make a matching contribution of one-half of the participant's contributions, up to 5% of the participant's compensation. Matching contributions may be made in the form of the Company's common stock and are vested at the rate of 33% per year. Prior to the formation of the Plan, the Company participated in a plan maintained by STFI. Matching contributions in STFI's plan were made in STFI common stock. For the years ended December 31, 1996, 1995 and 1994, the Company's matching contributions were approximately $40,000, $24,900 and $17,500, respectively.

          NOTE 15 - Income Taxes

                  A reconciliation of income tax expense (credit), to the federal statutory rate follows:

                                            Years Ended  Years Ended      Years
                                           December 31,     December      Ended
                                                   1996     31, 1995   December
                                                                       31, 1994
                   Income tax expense
                   (credit) on reported






                   pretax income (loss)
                   at federal statutory         (34.0)%      (34.0)%      34.0%
                   rate
                   State income tax, net
                   of federal benefit                 -        (1.7)        5.3
                   Net operating loss
                   carryforward                    34.0         34.0     (39.3)
                   (utilized)
                   Income taxes                      0%         1.7%         0%

                  In accordance with the tax sharing arrangement it had with STFI in effect through April 1995, the Company utilized net operating loss carryforwards generated in prior years.

                  At December 31, 1996 and 1995, the Company recorded deferred tax assets of approximately $4,400,000 and $1,104,000, respectively, and valuation allowances in the same amounts. The valuation allowances were increased by $3,296,000, $994,000 and $110,000, respectively, for the years ended December 31, 1996, 1995 and 1994. SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of this deferred tax asset depends on the ability to generate sufficient taxable income in the future.

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 15 - Income Taxes (continued)

                  The net deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                               1996         1995
                  Deferred tax
                  assets:
                  Net operating
                  loss                   $3,940,000     $945,000
                  carryforwards
                  Allowance for
                  doubtful accounts         550,000      269,000
                  Asset basis
                  difference,                10,000            -
                  intangible assets
                                          4,500,000    1,214,000
                  Deferred tax
                  liabilities:
                  Asset basis
                  difference, fixed       (100,000)     (97,000)
                  assets
                  Asset basis
                  difference,                           (13,000)
                  intangible assets
                                          (100,000)    (110,000)
                  Deferred tax            4,400,000    1,104,000
                  asset, net
                  Valuation
                  allowance for         (4,400,000)  (1,104,000)
                  deferred tax
                  asset
                                                 $-           $-



                  At December 31, 1996, the Company has federal net operating loss carryforwards of approximately
                  $10,115,000, which can be utilized against future taxable income and expire through the year 2011. Net operating losses available for state income tax purposes are less than those for federal purposes and generally expire earlier.






          NOTE 16 -      Commitments and Contingencies

                  The Company leases office facilities, which expire in various years through December 2001. Future aggregate minimum annual rental payments as of December 31, 1996 are as follows:

                    Year Ending December 31
                            1997                       $202,000
                            1998                        135,000
                            1999                        127,000
                            2000                         47,000
                            2001                         35,000

                  Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $418,000, $256,000 and $155,000, respectively.

                  The Company is a defendant to a claim arising out of the breach of terms of a promissory note having a $2,000,000 face value, which was issued in connection with the Company's acquisition of the assets of PTCC. The breach is due to the Company's inability to make certain required principal payments under the note. PTCC is seeking payment of unpaid principal of $1,800,000, in addition to unpaid interest and fees. The Company is actively seeking a settlement agreement with PTCC.

          SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 16 -      Commitments and Contingencies (Continued)

                  On October 1, 1996, the Company entered into a one year consulting agreement for $385,000, of which $222,500 was earned upon the signing of the contract. During the term of the agreement and for two years thereafter, the consultant may not compete with the Company in the business of renting cellular telephones anywhere in the United States, Mexico and Canada.

                  In connection with the Hotline acquisition, the Company entered into employment agreements, effective June 20, 1995, with two former Hotline stockholders. The agreements expire in June 1997, and provide for annual compensation of $165,000. The former Hotline stockholders may not compete with the Company in certain businesses, as defined, anywhere in the United States.

          NOTE 17 -      Dependence  Upon  Key   Relationships  and   Major
          Customers

                  Approximately 20% and 12%, 22% and 16%, and 18% and 11% of the Company's revenues for 1996, 1995 and 1994, respectively, were attributable to cellular telephone rentals made to customers of two national car rental companies. The agreements with these companies are terminable on 120 days and 90 days notice with cause, respectively. The termination of either of these agreements would have a material adverse effect on the Company. In addition, for the year ended December 31, 1994, the Company received approximately 18% of its revenues from one special event.

          NOTE 18 -      Loss on Contract Cancellation

                  In connection with the discontinuance of the In-Car cellular phone service, the Company recognized a loss of approximately $980,000 relating to the cancellation of a certain contract for the production of certain in-car telecommunications equipment.

               SCHEDULE VIII
               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
               VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 1996, 1995 and 1994

          Descripti Balance at  Charged to  Charged    Deductions Balance at
          on        Beginning   Cost and    to Other   (1)        End of Year
                    of Year     Expenses    Accounts
          December
          31, 1996:
          Allowance
          for
          doubtful
          accounts     $684,875  $1,771,918        $-  $1,064,617    $1,392,176
          and
          discounts
          December
          31, 1995:
          Allowance
          for
          doubtful
          accounts     $242,680  $1,248,620        $-    $806,425      $684,875
          and
          discounts
          December
          31, 1994
          Allowance
          for
          doubtful
          accounts      $44,537    $307,617        $-    $109,474      $242,680
          and
          discounts



          (1) Represents write off of uncollectible accounts, net of recoveries.




























                                         S-1

























                                      PART III

          Item 10

          Directors and Executive Officers of the Registrant







          Item 11

          Executive Compensation

          Item 12

          Security Ownership of Certain Beneficial Owners and Management

          Item 13

          Certain Relationships and Related Transactions.

          The Company incorporates by reference items 10, 11, 12, and 13 in its Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 1997 (to be filed with the Securities and Exchange Commission on or before April 30, 1997).

               PART IV

          Item 14
          Exhibits, Financial Statement Schedules and Reports on Form 10-K

          (a)  Financial Statements

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 1996 and 1995.

          Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flow for the years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.
          Financial Statement Schedules: Schedule VIII.

          (b)  Reports on Form 8-K

          On January 22, 1997 the Company filed a Form 8-K Item 5 detailing that the Company entered into an agreement on December 27, 1996 to sell up to 1,500,000 common stock Units for an aggregate purchase price of $4,500,000.



          (c)  Exhibits

          Exhibit No.         Description of Exhibit







          3. (i)              Amended and Restated Certificate of
          Incorporation. Incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form SB-2 dated December 8, 1994.

          3. (ii)             By-laws. Incorporated by reference from
          Exhibit 3.1 of the Company's Registration Statement on Form SB-2 dated December 8, 1994.


          4.1                 Specimen of Common Stock Certificate.
          Incorporated by reference from exhibit 4.2 of the Company's Registration Statement of Form SB-2 filed with Amendment No. 3 to such Registration Statement dated January 27, 1995.

          4.2 Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Shared Technologies Cellular, Inc. dated August 19, 1996. Incorporated by Reference from Exhibit 4.1 of the Company's Form 8-K dated August 19, 1996 and filed September 5, 1996.


          4.3 Series B Convertible Preferred Stock Purchase Agreement by and between International Capital Partners, Inc. and the Company dated August 19, 1996 (agreement between STFI and the Company is substantially the same), including form of Common Stock Warrant. Incorporated by Reference from Exhibit 4.2 of the Company's Form 8-K dated August 19, 1996 and filed September 15, 1996.

          4.4 Equity Holders Agreement by and among International Capital Partners, Inc. Zeisiger Capital Group, LLC and Shared Technologies Fairchild, Inc. dated August 19, 1996. Incorporated by Reference from Exhibit 4.3 of the Company's Form 8-K dated August 19, 1996 and filed September 15, 1996.

          4.5 Purchase Agreement, Common Stock Warrant Certificate and Option Agreement by and among RHI Holdings, Inc., and the Company dated December 27, 1996. Incorporated by Reference from Exhibit 4.1, 4.2, 4.3 respectively of the Company's Form 8-K dated December 27, 1996, and filed January 22, 1997.



          10.1                Agreement by and between the Hertz
          Corporation and the Company dated October 1, 1996.


          10.2 Agreement by and between National Car Rental System, Inc. and the Company dated July 1, 1996.







          10.3 Lease Agreement by and between Putnam Park Associated and the Company dated January 1, 1995. Incorporated by reference from Exhibit 10.10 of the Company's Registration Statement on Form SB-2 filed with Amendment No. 1 to such Registration Statement dated January 4, 1995.

          10.4 1994 Stock Option Plan. Incorporated by reference from Exhibit 10.10 of the Company's Registration Statement on Form SB-2 dated December 9, 1994.

          10.5                1994 Director Option Plan, as amended.

          10.6 Management Agreement by and between the Company and Shared Technologies Fairchild Inc., dated January 1, 1996. Incorporated by reference from Exhibit 10.13 of the Company's Form 10-K dated March 23, 1996

          10.7                Employment Agreement by and between Sean P.
          Hayes and the Company dated October 1, 1994. Incorporated by reference from Exhibit 10.14 of the Company's Registration Statement on Form SB-2 filed with Amendment No. 1 to such Registration Statement dated January 4, 1995.

          10.8                Sample Customer Service Agreement.
          Incorporated by reference from Exhibit 10.15 of the Company's Registration Statement on Form SB-2 filed with Amendment No. 1 to such Registration Statement dated January 4, 1995.

          10.9                Sample Customer Service Agreement.
          Incorporated by reference from Exhibit 10.16 of the Company's Registration Statement on Form SB-2 filed with Amendment No. 1 to such Registration Statement dated January 4, 1995.

          10.10 Stock Purchase Agreement by and between the stockholders of The Cellular Hotline, Inc. and the Company dated June 11, 1995. Incorporated by reference from Exhibit 10.1 of the Company's Form 8-K dated June 19, 1995 and filed June 30, 1995.

          10.11 Asset Purchase Agreement by and between Peoples Telephone Company, Inc., PTC Cellular, Inc. and the Company dated November 1, 1995. Incorporated by reference from
          Exhibit 10.1 of the Company's Form 8-K dated November 13, 1995 and filed November 22, 1995.

          10.12 Consulting Agreement between Vertical Financial Holding and the Company dated June 21, 1995.
          Incorporated by reference from Exhibit 10.19 of the Company's Form 10-K dated March 28, 1996.

          10.13 Employment Agreement by and between Jon Sorenson and the Company dated October 1, 1996.






          10.14 Asset Purchase Agreement by and between Summit, et al. the Company dated April 27, 1996. Incorporated by reference from Exhibit 10.1 of the Company's Form 8-K dated April 27, 1996 and filed May 9, 1996.

          10.15 Shared Technologies Cellular, Inc Savings and Retirement Plan Effective as of April 1, 1996.







               SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SHARED TECHNOLOGIES CELLULAR ,INC.
                                   (Registrant)
                               By
                              ----------------------------------
                                   Anthony D. Autorino
                                   Chief Executive Officer
                                   and Director March 27, 1997
                               By
                              ----------------------------------
                                   Vincent DiVincenzo
                                   Chief Financial Officer
                                   and Director
                                   Date:  March 27, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          By: __________________           By:  _____________________
          Anthony D. Autorino                 William A. DiBella
          Chief Executive Officer             Director
          and Director                        Date:________________
          Date:_________________

          By: __________________           By:  _____________________
          Ajit G. Huthessing                   Thomas H. Decker
          Director                             Director
          Date:_________________               Date:________________

          By: __________________           By:  _____________________
          Vincent DiVincenzo                   Nicholas E. Sinacori
          Chief Financial Officer              Director
          and Director                         Date:________________
          Date:_________________

          By:___________________
          Craig A. Marlar
          Director
          Date:_________________






          [TYPE]                         EX-27
          [DESCRIPTION]                  ART. 5 FDS FOR YEAR END 10-K
          [ARTICLE]                      5
          [MULTIPLIER]                   1000
          [PERIOD-TYPE]                  12-MOS
          [FISCAL-YEAR-END]              DEC-31-1996
          [PERIOD-START]                 JAN-01-1996
          [PERIOD-END]                   DEC-31-1996
          [CASH]                         144
          [SECURITIES]                   0
          [RECEIVABLES]                  3013
          [ALLOWANCES]                   1392
          [INVENTORY]                    80
          [CURRENT-ASSETS]               2070
          [PP&E]                         3934
          [DEPRECIATION]                 1802
          [TOTAL-ASSETS]                 14362
          [CURRENT-LIABILITIES]          11044
          [BONDS]                        0
          [PREFERRED-MANDATORY]          0
          [PREFERRED]                    5
          [COMMON]                       49
          [OTHER-SE]                     0
          [TOTAL-LIABILITY-AND-EQUITY]   14262
          [SALES]                        20914
          [TOTAL-REVENUES]               20914
          [CGS]                          13629
          [TOTAL-COSTS]                  27801
          [OTHER-EXPENSES]               950
          [LOSS-PROVISION]               0
          [INTEREST-EXPENSE]             906
          [INCOME-PRETAX]               (8774)
          [INCOME-TAX]                   22
          [INCOME-CONTINUING]           (8796)
          [DISCONTINUED]                 0
          [EXTRAORDINARY]                0
          [CHANGES]                      0
          [NET-INCOME]                  (3907)
          [EPS-PRIMARY]                 (2.18)
          [EPS-DILUTED]                 (2.18)






          Exhibit 21


          Subsidiary of Shared Technologies Cellular, Inc.

          1. Cellular Hotline, Inc.






          Exhibit 10.1
                                  AGREEMENT BETWEEN
                         SHARED TECHNOLOGIES CELLULAR, INC.
                                         AND
                                THE HERTZ CORPORATION


          This Agreement (the "Agreement") is made as of the ___ day of _________________, 1996 (the "Effective Date"), by and between Shared Technologies Cellular, Inc., a Delaware corporation, having offices at 100 Great Meadow Road, Wethersfield, CT 06109, ("STC"), and The Hertz Corporation, a Delaware corporation, having its principal office at 225 Brae Boulevard, Park Ridge, NJ 07656-0713 ("Hertz").

          WHEREAS, Hertz is in the business of renting vehicles to the traveling public from various locations throughout the United States; and

          WHEREAS, STC is in the business of providing portable cellular telephones including all accessories (the "Equipment") for short-term use; and

          WHEREAS, STC and Hertz desire to enter into this Agreement to allow STC the non-exclusive right to provide Equipment rentals to Hertz customers at those locations identified in the attached Exhibit A

                    (the  "Location Schedule"), which  may be amended  from

          time to time to add or delete locations by written mutual consent of the parties.

          NOW THEREFORE,  in consideration  of the  promises and  covenants
          contained  herein,  the  receipt   and  adequacy  of  which   are
          acknowledged, the parties agree as follows.

          1.  Term and Termination.


          (a) This non-exclusive Agreement shall have a term of two (2) years, commencing as of the date first written above, subject to the following. This Agreement shall be renewed only by the written mutual agreement of the parties. This Agreement may be terminated for cause in accordance with Paragraph 10 below. From and after the first anniversary of the Effective Date of this Agreement, either party may terminate this Agreement at any time with ninety (90) days written notice to the other party.

          (b) Notwithstanding anything contained in this Agreement to the contrary, STC will have the right to immediately terminate this Agreement upon written notice to Hertz, if (1) the Federal
          Communications Commission or any other regulatory agency promulgates any rule, regulation, or order which i) in effect or application substantially impedes STC from fulfilling its obligations hereunder, or ii) materially or adversely affects STC's ability to conduct its business, or (2) Hertz fails to maintain in full force and effect any license, permit or approval required for the conduct of its business.

          (c) Notwithstanding anything contained in this Agreement to the contrary, upon furnishing Hertz with reasonable evidence that the continuation of the Equipment rentals at any location identified in the Location Schedule is not or is not likely to become a profitable business in the then foreseeable future, STC may terminate the Equipment rental program at such location(s). In such event, Hertz shall have the right to engage a third party to replace STC as provider of Equipment rentals at such location(s).

          (d) Notwithstanding anything contained in this Agreement to the contrary, upon furnishing Hertz with reasonable evidence that STC's losses due to fraud or Equipment theft are so great that it is no longer economically practical to operate at a location identified in the Location Schedule, STC may terminate the Equipment rental program at such location(s). In such event, Hertz shall have the right to engage a third party to replace STC as provider of Equipment rentals at such location(s).

          2.  Appointment.


          (a) Hertz hereby grants to STC the non-exclusive right to provide Equipment on a rental basis to Hertz customers at those Hertz corporate locations in the United States identified in the Location Schedule.

          (b) Notwithstanding anything contained in this Agreement to the contrary, Hertz agrees that STC shall have a right of first refusal to provide Equipment rentals at any Hertz corporate location in the United States where Hertz desires to offer Equipment rentals to Hertz customers. In the event that during the term of this Agreement Hertz desires to expand the Equipment rental program to additional Hertz corporate locations within the United States other than the locations identified in the Location Schedule, Hertz shall notify STC in writing and STC shall have a right of first refusal to provide Equipment rentals to Hertz customers at the locations designated by Hertz in such written notice on the same terms and conditions set forth herein. STC shall have up to thirty (30) days to exercise such right of first refusal. If STC exercises such right of first refusal, STC shall have up to ninety (90) days from the date of the notice from Hertz to implement an Equipment rental program at the locations identified in such notice. In the event that STC does not exercise such right of first refusal as provided above, Hertz may contract with third parties to provide cellular phone rentals at the locations designated by Hertz in its written notice to STC.








          (c) Upon request by STC, Hertz agrees to approach any third party who operates a car rental business pursuant to a grant of a franchise or license from Hertz (a "Hertz Licensee") to promote STC as Hertz's preferred cellular phone rental services provider and to assist STC in securing an agreement with such Hertz Licensee for an
           Equipment rental program.

          3.   Responsibilities of Hertz.


          (a) Hertz acknowledges that all Equipment delivered under this Agreement is the property of STC. Upon termination of this Agreement for any reason whatsoever or the termination of the rental program at any individual location, STC may remove its Equipment from Hertz's premises during normal business hours. If STC does not remove its Equipment within forty-five (45) days from the termination date of this Agreement, then Hertz may dispose of such Equipment in any manner it may choose.

          (b) With respect to each location identified on the Location Schedule, Hertz agrees to:

               i) Provide a safe and secure area for the storage and recharging of Equipment;

               ii) Designate a responsible individual who will interface with STC on the day to day Equipment rental business;

               iii) Inform each of its renting customers of the Equipment rental program and the opportunity to rent a portable cellular telephone from STC;

               iv) Solicit orders for Equipment rentals by asking each Hertz customer at the time the customer rents a vehicle from Hertz if such customer wants to rent Equipment from STC;

               v) Display marketing and promotional materials, including signs mutually agreed to by the parties, point-of-sale posters and rate cards, where not prohibited at Hertz counters.

               vi) Develop cooperative marketing programs and promotional materials with STC to maximize revenue potential at all locations. All promotional materials developed on a cooperative basis will require the prior approval of both Hertz and STC and each party will mutually agree to its share of the cost of such cooperative marketing
               materials in   advance;

               vii) Report all  malfunctions, improper  operation,  damage,






               theft or other loss of Equipment to STC; and


               viii) Be responsible for the Equipment rental and return functions during STC's unstaffed hours of operation.

          (c) Hertz shall be solely responsible for obtaining any permits, licenses, consents or other authorizations as required by any airport authority or other governmental entity having jurisdiction over Hertz's operations at any location identified on the Location Schedule to conduct the Equipment rental program with STC. In the event that an airport authority refuses to authorize Hertz to conduct the business provided hereunder, such airport location will be deemed to be deleted from the Location Schedule.

          4.  Responsibilities of STC.


          (a) For those locations identified on the Location Schedule, STC agrees to maintain a supply of Equipment that is sufficient to meet customer demand, but in no event less than five (5) cellular phones for each location (or such number of phones mutually agreed upon by Hertz and STC for an individual location).

          (b) STC will provide staff ranging from full time rental agents, who will complete the entire rental and return process, to support staff only, who will train and assist Hertz employees in completing the rental and return process, as more fully described in the attached Exhibit B.


          (c) STC will provide the following monthly management reports for each location identified on the Location Schedule:

               i)   A detailed revenue and utilization analysis; and

               ii) Commission reports, which STC will provide to Hertz within twenty (20) days of the end of each month for the applicable reporting period.

          (d) With respect to each location identified on the Location Schedule, STC agrees to:

               i) Train local Hertz personnel in the use of the Equipment, STC's pre-packaged telephone kits, and STC's sales materials. STC will inform all Hertz employees that they are not authorized to use Equipment without completing a rental agreement and paying all normal charges for such use. Hertz employees will be billed directly by STC for any charges for such use;

               ii)  Establish call restrictions and all rates to be charged for Equipment rental and metered airtime usage. STC has the right to offer special promotions or rate changes as it deems proper. Such promotions or rate changes will remain competitive with the industry. STC will provide Hertz with point of sales materials that reflect such promotions or rate changes;

               iii) Be responsible for billing all charges to each customer for the rental of Equipment and the provision of service;

               iv)  Be  responsible  for  resolving  all  customer  billing inquiries. In the event of an irreconcilable billing dispute between STC and a customer, STC will notify Hertz. Upon such notification, Hertz will have the right to intervene in the dispute and attempt to bring about a reasonable solution;

               v) Be responsible for administrative paperwork, battery charging, equipment maintenance, and inventories associated with the Equipment rental program. All repairs and maintenance of the Equipment will be at the expense of STC, except any repairs caused by the negligence of Hertz and its employees or agents; and

               vi) Provide and produce point-of-sales materials (counter signs and quick contracts only). Notwithstanding the foregoing, if the parties develop promotional materials on a cooperative basis, then such materials will require the prior approval of both Hertz and STC and each party will mutually agree to its share of the cost of such cooperative marketing materials in advance;

          (e) STC shall allow Hertz, upon reasonable prior notice and at the sole cost and expense of Hertz, to inspect the books and records of STC during normal business hours, as such records pertain to Hertz.

          5.  Compensation.


          (a) STC agrees to pay Hertz a monthly commission ("Commission") in the amount of twenty-five percent (25%) of the Gross Revenues (as hereinafter defined) billed by STC for Equipment rentals provided at each Hertz location identified on the Location Schedule for the applicable month. Gross Revenues shall mean the total amount of airtime revenues billed by STC for Equipment rentals provided at the applicable Hertz locations; provided, however, that Gross Revenues shall exclude all customer credits issued by STC other than credits for bad debt. Commissions shall be payable on a location by location basis. STC shall pay Commissions to Hertz within twenty (20) days after the end of each month in which such compensation is earned.








          (b) In addition to the commissions payable by STC pursuant to Paragraph 5(a), STC agrees that Hertz employees shall be eligible for incentives as provided by the STC Commission Incentive Program attached hereto as Exhibit C and made a part hereof. The parties acknowledge and agree that payments for any commissions payable to Hertz employees hereunder will be made in accordance with the following procedures (the "Commission Incentive Procedures"):

               (i) On or before the 20th of each month during the term hereof, STC will send a commission report to Hertz for commissions earned by Hertz employees for the prior month. Such monthly commission reports shall be in magnetic tape form and shall identify the following information for each Hertz employee who earned commissions in the prior month:
               Hertz employee number, Hertz location number and commissions earned for the prior month.

               (ii) Hertz, through its payroll department, shall process the monthly commission reports received from STC by verifying the Hertz employee number and location number stated therein. Hertz shall make commission payments by the last Thursday of each month to each employee identified in such monthly reports, provided that the Hertz employee number and location number for a particular Hertz employee are supported by Hertz's records.

               (iii)   STC shall  reimburse Hertz  monthly for  commissions
               earned by Hertz employees hereunder. Such commission payments shall be due and payable on or before the 20th of each month. Payment shall be made to Hertz at the address provided in Paragraph 12.

          (c) STC agrees to pay Hertz an annual bonus commission ("Annual Bonus") in accordance with the following schedule, so long as during each Contract Year (as hereinafter defined) STC has operated at all Hertz corporate locations in the United States (other than any location where STC has determined that it is not economically feasible to operate its Equipment rental business). Such Annual Bonus will be based on the indicated percentage of Gross Revenues billed by STC during each Contract Year for Equipment rentals provided by STC for the applicable Contract Year at all Hertz corporate locations in the United States. Contract Year shall mean each successive period of one (1) year during the term of this Agreement, ending on the same day and month, but not year, as the day and month on which the Effective Date occurs. The Annual Bonus shall be payable by STC within ninety (90) days of the end of each Contract Year. Once a higher percentage becomes applicable, it applies to all lower threshold levels for a particular Contract Year.













          Total Gross Revenues
          Billed by STC for                       Percentage of Gross
          All Hertz Locations for                 Revenues for Annual
          Applicable Contract Year                Bonus Calculation




                      0 to $4,500,000                       0%

          $4,500,000.01 to $5,000,000                       1%

          $5,000,000.01 to $5,500,000                       2%

          $5,500,000.01 to $6,000,000                       3%

          $6,000,000.01 to $6,500,000                       4%

          $6,500,000.01 and greater                         5%



          6.   Indemnification.


          (a) Hertz shall defend, indemnify and hold STC and its officers, directors, employees and agents harmless from and against all claims, damages and liabilities arising from Hertz's negligence or other wrongful acts or omissions arising in any way out of this Agreement or Hertz's performance hereunder.

          (b) STC shall defend, indemnify and hold Hertz and its officers, directors, employees and agents harmless from and against all claims, damages and liabilities arising from STC's negligence or other wrongful acts or omissions arising in any way out of this Agreement or STC's performance hereunder.

          7.   Risk of Loss.


          (a) Hertz acknowledges that all Equipment provided to it in connection with the performance of this Agreement is the property of STC. Hertz shall be responsible for the safekeeping of all Equipment delivered to it by STC and shall bear the risk of loss of or damage to, or theft of, such Equipment. However, STC shall bear the risk of loss or damage to, or theft of, the






          Equipment in the possession of a customer, provided that such Equipment left the possession of Hertz pursuant to a rental agreement signed by a customer and in accordance with STC's instructions, policies and procedures, as provided to Hertz by STC from time to time (the "Procedures").

          (b) Hertz understands that in the event of loss of or damage to, or theft of, Equipment (other than Equipment that left the possession of Hertz in accordance with the Procedures), Hertz shall be responsible for the replacement cost of the Equipment and for all charges attributable to the use of the Equipment, subject to the following. STC agrees that the replacement cost of the Equipment shall not exceed $500 per cellular phone and that the usage charges shall be billed to Hertz on the basis of STC's actual cost for cellular airtime. In addition, STC agrees that Hertz shall not be responsible for usage charges after one
          (1) business day has elapsed from the date STC receives a report from Hertz, in a form reasonably specified by STC, of the loss or theft of a cellular phone. In the event that Hertz incurs any payment obligation to STC for lost, damaged or stolen Equipment, then STC shall have the right to withhold such amounts from any commissions owed to Hertz under this Agreement.

          8.   Confidentiality.    Each   party    shall    maintain    the

          confidentiality of, and shall not disclose to any third party, any confidential or proprietary information concerning the other party, including, without limitation, customer lists and financial information. This Paragraph shall remain in effect for a period of two (2) years following the termination of this Agreement.

          9.   Trademarks.    Neither party  shall  use any  trademarks  or

          tradenames of the other party in any manner, except as expressly authorized by the other party. Upon termination of this Agreement, Hertz shall return to STC all marketing and sales materials then in the possession of Hertz.

          10.  Default.  In the event either party fails to perform any  of its obligations under this Agreement and such failure continues for more than thirty (30) days following written notice of such default, then the non-defaulting party shall have the right to terminate this Agreement, without limiting any other remedies available hereunder or at law or equity. However, if such breach cannot be cured within said thirty (30) day period, then, if the breaching party has commenced to cure within such period and diligently pursues the cure, such party shall not be in default hereunder as long as it continues to diligently pursue such cure, but in no event for a period in excess of sixty (60) days from the initial notice date.






          11.  Relationship of the Parties.


          (a) STC shall at all times hereunder be deemed to be an independent contractor of Hertz. Nothing in this Agreement is intended to constitute either party as a joint venturer, partner,

          agent, dealer, franchisee or employee of the other for any purpose whatsoever.

          (b) Hertz's employees will not be or be deemed to be STC employees or joint employees. Hertz assumes full responsibility for the acts of its employees and for their supervision, daily direction and control. STC will not be responsible for workers compensation premiums, disability benefits, withholding taxes, social security, unemployment insurance or any other taxes or benefits of Hertz or Hertz's employees.

          (c) Neither party shall have any authority to enter into or bind the other party in contract, nor make any unauthorized representations or warranties concerning the other party's products or services.

          12.  Notice.   All notices  required  or permitted  to  be  given

          hereunder shall be deemed to have been given when deposited in the mail (certified and postage prepaid) or delivered in hand to the applicable address set forth below. Either party may change its notice address by so notifying the other in writing.


               If to STC:

               Shared Technologies Cellular, Inc.
               100 Great Meadow Road
               Suite 104
               Wethersfield, CT  06109
               Attn:  Legal Department


               If to Hertz:

               The Hertz Corporation
               P.O. Box 25722
               Oklahoma City, OK  73125-0722
               Attn:   Robert  J.  Bailey,  Sr.  VP,  Quality  Assurance  &
               Administration


          13.  Limitation  of   Liability.
                                               Notwithstanding  any   other

          provision of this Agreement, neither party shall be liable to the
          other,  either  directly   or  through  the   operation  of   any






          indemnification or hold harmless provision of this Agreement, for any consequential (including lost profits), incidental, indirect, special or punitive damages arising in any way out of this Agreement.



          14.  General.


          (a) Each party hereto represents and warrants to the other that this Agreement will not conflict with or violate any prior commitment, agreement or understanding that it has with any third party and that the person signing this Agreement on its behalf has been properly authorized and empowered to enter into this Agreement.

          (b) This agreement shall be governed by the laws of the State of Connecticut.

          (c) This Agreement constitutes the entire understanding between the parties relating to the subject matter hereof and supersedes any and all prior discussions, proposals or agreements, whether oral or written. No modification or addition to this Agreement shall be valid unless in writing signed by the parties hereto.

          (d) The section headings of this agreement are for reference purposes only and shall not constitute a part hereof or affect the meaning or interpretation of this Agreement.

          (e) In the event of a dispute arising out of this Agreement, the prevailing party shall be entitled to recovery of its reasonable legal fees and expenses.

          (f) The waiver of any provision of this Agreement shall not be construed as a continuing waiver of such breach or of other breaches of the same or of other provisions hereof.

          (g) The parties acknowledge that they have each read this Agreement in its entirety, understand it and agree to be bound by the terms and conditions contained herein.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.



          Shared Technologies                The Hertz Corporation
          Cellular, Inc.

          By:__________________________      By:__________________________

          Its:_________________________      Its:_________________________







          Date:________________________      Date:________________________






                                      EXHIBIT A
                                   HERTZ LOCATIONS
                 Locations                   Locations

          Albuquerque, NM              New York, JFK
          Albany, NY*                  New York, LaGuardia
          Amarillo, TX*                New York, Manhattan
          Anaheim, CA                  Newark, NJ
          Atlanta, GA                  Oakland, CA
          Austin, TX*                  Oklahoma City, OK
          Baltimore-BWI, MD            Ontario, CA
          Birmingham, AL*              Orange County, CA
          Boston-Downtown, MA          Orlando, FL
          Boston-Logan, MA             Palm Springs, CA
          Buffalo, NY                  Pensacola, FL
          Burbank, CA                  Philadelphia, PA
          Canada                       Phoenix, AZ
               Toronto                 Pittsburgh, PA
               Winnipeg                Portland, ME*
               Ottawa                  Portland, OR
               Vancouver               Providence, RI
               Halifax                 Raleigh, NC
               Calgary                 Richmond, VA*
               Montreal                Roanoke, VA*
          Charleston, SC               Rochester, NY
          Charlotte, NC                Sacramento, CA
          Chicago Midway, IL           Salt Lake City, UT*
          Chicago O'Hare, IL           San Antonio, TX*
          Cincinnati, OH               San Diego, CA
          Cleveland, OH                San Francisco, CA
          Colorado Springs, CO         San Jose, CA
          Dallas, TX                   Sarasota, FL*
          Dayton, OH                   Savannah, GA
          Denver, CO                   Seattle, WA
          Detroit, MI                  St. Louis, MO
          Fresno, CA                   Syracuse, NY
          Ft Lauderdale, FL            Tallahassee, FL
          Ft Myers, FL                 Toronto, ONT*
          Grand Rapids, MI             Tucson, AZ
          Hartford, CT                 Tulsa, OK
          Honolulu, HI                 Vancouver, BC*
          Houston, TX                  Washington, DC
                                       Dulles
          Indianapolis, IN             Washington, DC Natl
          Kansas City, MO              West Palm Beach, FL
          Las Vegas, NV
          Los Angeles, CA
          Louisville, KY
          Maui, HI
          Miami, FL
          Milwaukee, WI
          Minneapolis, MN
          Monterey, CA






          Nashville, TN
          New Orleans, LA

          * Hertz locations that
          STC intends to use
          reasonable efforts to
          open within 6 months
          from the
          effective date of the
          Agreement.






                                      EXHIBIT B

          Hertz Locations                   Job Title   % Time
                                                          *
          Albany, NY                      Area Manager      25%

          Albuquerque, NM                 Area Manager      34%

          Anaheim, CA                     Area Manager     100%

          Atlanta, GA                     Area Manager      50%

          Atlanta, GA                     CSR               50%

          Atlanta, GA                     CSR               50%

          Baltimore-BWI, MD               Area Manager      30%

          Baltimore-BWI, MD               CSR               30%

          Boston-Downtown, MA             Area Manager      10%

          Boston-Logan, MA                Area Manager      50%

          Boston-Logan, MA                CSR               50%

          Boston-Logan, MA                CSR               50%

          Buffalo, NY                     Area Manager     100%
                                          ^
          Burbank, CA                     CSR               38%

          Charleston, SC                  Area Manager      33%

          Charlotte, NC                   Area Manager      60%

          Chicago , IL                    Area Manager      50%

          Chicago Midway, IL              Area Manager      33%.
                                          ^
          Chicago O'Hare, IL              CSR              100%

          Cincinnati, OH                  Area Manager      38%

          Cleveland, OH                   Area Manager      42%

          Colorado Springs, CO            Area Manager      92%

          Dallas, TX                      Area Manager      33%

          Dallas/Fort Worth, TX           CSR               33%






          Dallas/Fort Worth, TX           CSR               33%

          Dayton, OH                      Area Manager      26%

          Denver, CO                      Area Manager      50%

          Denver, CO                      CSR               50%

          Detroit, MI                     Area Manager      47%

          Detroit, MI                     CSR               47%

          Fresno, CA                      Area Manager      60%

          Ft Lauderdale, FL               CSR               50%

          Ft Myers, FL                    Area Manager      25%

          Grand Rapids, MI                Area Manager      10%

          Hartford, CT                    Area Manager      55%

          Honolulu, HI                    TBD               50%

          Houston, TX                     Area Manager      33%

          Houston, TX                     CSR               33%

          Houston, TX                     CSR               75%

          Indianapolis, IN                CSR               TBD

          Kansas City, MO                 Area Manager      60%

          Las Vegas, NV                   Area Manager      40%

          Las Vegas, NV                   CSR               40%

          Los Angeles, CA                 Area Manager      60%

          Los Angeles, CA                 CSR              100%

          Louisville, KY                  Area Manager      70%
                                          ^
          Maui, HI                        TBD               50%

          Miami, FL                       Area Manager      40%

          Miami, FL                       CSR              100%

          Milwaukee, WI                   Area Manager      50%
                                          ^






          Minneapolis, MN                 Area Manager      33%

          Monterey, CA                    Area Manager      33%

          Nashville, TN                   Area Manager      33%

          New Orleans, LA                 Area Manger       40%

          New York, Manhattan             NYC Manager       66%

          New York, Manhattan             CSR               66%

          New York, JFK                   CSR               48%

          New York, LaGuardia             CSR               50%

          Newark                          Area Manager      52%

          Newark, NJ                      CSR               52%

          Oakland, CA                     Area Manager      40%

          Oklahoma City, OK               Area Manager      30%

          Ontario, CA                     Area Manager      60%

          Orange County, CA               Area Manager      25%

          Orlando, FL                     Area Manager      33%

          Orlando, FL                     CSR               75%

          Palm Springs, CA                Area Manager      60%

          Pensacola, FL                   Area Manager      33%

          Philadelphia, PA                CSR               50%

          Philadelphia, PA                CSR               50%

          Phoenix, AZ                     Area Manager      50%

          Pittsburgh, PA                  CSR               50%

          Portland, ME                    CSR               10%

          Portland, OR                    Area Manager      80%

          Providence, RI                  Area Manager      60%

          Raleigh, NC                     Area Manager      TBD






          Richmond, VA                    Area Manager      TBD

          Roanoke, VA                     Area Manager      TBD

          Rochester, NY                   Area Manager      50%
                                          ^
          Sacramento, CA                  Area Manager      36%

          San Diego, CA                   Area Manager      50%

          San Francisco, CA               Area Manager      70%

          San Francisco, CA               CSR              100%

          San Jose, CA                    Area Manager      45%

          Savannah, GA                    Area Manager      33%

          Seattle, WA                     Area Manager      33%

          St. Louis, MO                   Area Manager     100%

          Syracuse, NY                    Area Manager      60%
                                          ^
          Tallahassee, FL                 Area Manger       33%

          Tucson, AZ                      Area Manager     100%

          Tulsa, OK                       Area Manager      33%
                                          ^
          Washington, DC                  Area Manager      50%

          Washington, DC Dulles           CSR               50%

          Washington, DC Natl             CSR               33%

          West Palm Beach, FL             Area Manager      40%



          * The percentage of time, based
          on a forty (40)
          work week, that a STC employee
          will spend at a particular
          Hertz location.
          ^ STC Employee who is a
          commission only Sales Agent
          TBD= To be determined

          STC reserves the right to
          change staffing and
          necessary.  STC will provide
          requirements as it deems
          Hertz with a 30 day advance
          written notice






          of such changes.  If Hertz
          objects to such change, Hertz
          will notify
          STC within 10 days of its
          objection.  STC will then
          cancel its planned staffing
          change(s), or Hertz at its
          option may delete such
          location(s) from this






                                      EXHIBIT C



                          STC COMMISSION INCENTIVE PROGRAM



          STC agrees to pay a one-time commission in the amount of $3.00 for each Equipment rental that is procured solely by the efforts of a Hertz employee from the Effective Date through December 31, 1996. Such one-time commission will be increased by $1.00 for the period January 1, 1997 through the termination date of the Agreement. The basis for the Hertz employee compensation will be receipt of an Equipment rental application completed by the Hertz employee. The order must be signed by the Customer and must designate the Hertz location number and the Hertz employee as the source of the sale. Payment will be made in accordance with the Commission Incentive Procedures adopted by Hertz and STC.






          Exhibit 10.2
                                  AGREEMENT BETWEEN
                         SHARED TECHNOLOGIES CELLULAR, INC.
                                         AND
                          NATIONAL CAR RENTAL SYSTEM, INC.


          This Agreement (the "Agreement") is made as of the 1st day of July, 1996 (the "Effective Date"), by and between Shared Technologies Cellular, Inc., a Delaware corporation, having offices at 100 Great Meadow Road, Wethersfield, CT 06109, ("STC"), and National Car Rental System, Inc., a Delaware corporation, having offices at 7700 France Avenue South, Minneapolis, MN 55435 ("National").

          WHEREAS, National is in the business of renting vehicles to the traveling public from various rental locations throughout the United States; and

          WHEREAS, STC is in the business of providing portable cellular telephones including all accessories (the "Equipment") for short-term use; and

          WHEREAS, National and STC desire to enter into this Agreement to allow STC the right to provide Equipment rentals to National customers at those locations identified in the attached Exhibit A (the "Location Schedule"), which may be amended from time to time to add or delete locations by written mutual consent of the parties hereto.

          NOW THEREFORE,  in consideration  of the  promises and  covenants
          contained  herein,  the  receipt   and  adequacy  of  which   are
          acknowledged, the parties agree as follows.

          1.  Term and Termination.


          (a) This Agreement shall have a term of three (3) years, commencing as of the date first written above, subject to the following. The term hereof shall automatically renew for successive one (1) year terms, unless terminated by either party by written notice given to the other party at least ninety (90) days prior to the end of the initial term or any term then in effect.

          (b) Notwithstanding anything contained in this Agreement to the contrary, STC will have the right to immediately terminate this Agreement upon written notice to National specifying the reason for termination pursuant to this Paragraph 1(b), if the Federal Communications Commission or any other regulatory agency promulgates any rule, regulation, or order which i) in effect or application substantially impedes STC from fulfilling its obligations hereunder, or ii) materially or adversely affects






          STC's ability to conduct its business. For the purposes of this Agreement, a regulatory rule, regulation or order will be deemed to

          "substantially  impede"  STC  from  fulfilling  its   obligations
          hereunder if STC must significantly alter the manner in which it provides cellular phone rentals to end users.

          (c) Notwithstanding anything contained in this Agreement to the contrary, within thirty (30) days after furnishing National with reasonable evidence that the continuation of the Equipment rentals at any location identified in the Location Schedule is not or is not likely to become a profitable business in the then foreseeable future, STC may terminate the Equipment rental program at such location(s). In such event, National shall have the right to engage a third party to replace STC as provider of Equipment rentals at such location(s).

          (d) Notwithstanding anything contained in this Agreement to the contrary, within thirty (30) days after furnishing National with reasonable evidence that STC's losses due to fraud or Equipment theft are so great that it is no longer economically practical to operate at a location identified in the Location Schedule, STC may terminate the Equipment rental program at such location(s). In such event, National shall have the right to engage a third party to replace STC as provider of Equipment rentals at such location(s).

          (e) Notwithstanding anything contained in this Agreement to the contrary, in the event that the cellular phone rental program is terminated at an individual National corporate location in accordance with Paragraph 3(c) or Paragraph 3(d) below and the average monthly gross revenues received by STC from the Equipment rentals made at such location are at least $7,500, then National and STC shall enter into good faith negotiations to reduce the Minimum Commission and the Annual Bonus payments payable by STC pursuant to Paragraph 5 of this Agreement.

          2.  Appointment.


          (a) National hereby grants to STC the exclusive right to provide Equipment on a rental basis to National customers at all of National's corporate locations in the United States, which locations are identified on the Location Schedule. Notwithstanding the foregoing, National shall have a period of sixty (60) days from the Effective Date to wind down and terminate its cellular phone rental program with a third party vendor at each of those corporate locations identified on the Location Schedule as a location where a third party vendor is operating on the Effective Date. In the event that National closes its car rental operations at a corporate location during the term of this Agreement, National shall provide STC with at least thirty (30) days prior written notice and upon the expiration of such 30-day period, the closed corporate location shall be deemed to be deleted from the Location Schedule. The addition of new corporate car rental locations shall be governed by Paragraph 2(c) below.
          (b) Upon request by STC, National agrees to approach any third party who operates a car rental business pursuant to a grant of a franchise or license from National (a "National Licensee") to promote STC as National's exclusive cellular phone rental services provider. If STC enters into an agreement with a National Licensee for the provision of cellular telephone rentals as a result of the contact and promotion by National, then STC agrees that the gross collected airtime revenues received by STC from a cellular phone rental program conducted with such National Licensee shall be included in the calculation of the Annual Bonus described in Paragraph 5(e) below.

          (c) In the event that during the term of this Agreement National opens additional corporate locations in the United States, National shall notify STC in writing and STC shall have the right of first refusal to provide Equipment to National customers at the additional locations on the same terms and conditions set forth herein. STC shall have up to thirty (30) days to exercise its right of first refusal. In the event STC does not exercise its right of first refusal as provided above, National may negotiate with third parties to provide cellular phone rentals at the locations designated by National in its written notice to STC. In the event that STC exercises its right of first refusal, the Location Schedule shall be modified to include the corporate location(s) designated by National in its written notice to STC.

          (d) STC reserves the right to grant licenses and/or award franchises to a third party to operate an Equipment rental business in those cities identified on the Location Schedule, and National agrees that in such event STC's licensee or franchisee shall have the right to provide Equipment rentals in accordance with the terms of this Agreement.

          3.   Responsibilities of National.


          (a) National acknowledges that all Equipment delivered under this Agreement is the property of STC. Upon termination of this Agreement for any reason whatsoever or the termination of the rental program at any individual location, STC may remove its Equipment from National's premises.

          (b) With respect to each location identified on the Location Schedule, National agrees to:

               i) Provide a safe and secure area for the storage and recharging of Equipment. National shall be responsible for locking unused inventory in the boxes provided by STC pursuant to Paragraph 4(d) during any hours of operation that an STC employee is not staffing a particular National location;



               ii) Designate a responsible individual who will interface with STC on the day to day Equipment rental business;

               iii) Inform each of its customers of the Equipment rental program and the opportunity to rent a portable cellular telephone from STC;

               iv) Solicit orders for Equipment rentals by asking each National customer at the time the customer reserves a vehicle from National if such customer wants to rent Equipment from STC;

               v) Display marketing and promotional materials, including point-of-sale posters and rate cards provided by STC, where not prohibited at National counters;

               vi) Develop cooperative marketing programs and promotional materials with STC to maximize revenue potential at all locations;

               vii) Report all malfunctions, improper operation, damage, theft or other loss of Equipment to STC; and

               viii) Be responsible for the Equipment rental and return functions during STC's unstaffed hours of operation.

          (c) National shall be solely responsible for obtaining any permits, licenses, consents or other authorizations as required by any federal, state or local law or by any airport authority or other governmental entity having jurisdiction over National's operations at any location identified on the Location Schedule to conduct the Equipment rental program with STC. In the event that an airport authority refuses to authorize National to conduct the business provided hereunder, such airport location will be deemed to be deleted from the Location Schedule and National and STC agree to use their best efforts to develop a mutually acceptable proposal to address the concerns of such airport authority so that such location may be included in the cellular phone rental program at a later date.

          (d) National frequently leases its facilities and operates its car rental business under grant from various state and local governmental and airport entities (which grants and leases are hereby referred to as "Concession Agreements"). The parties acknowledge and agree that this Agreement is entirely separate and distinct from and independent of National's Concession Agreements. Consequently, National shall be solely responsible for the performance or non-performance of any of its obligations under its Concession Agreements, including, without limitation, the payment of any applicable airport concession fees. In the event that an airport authority or other governmental entity with jurisdiction over an individual location identified on the Location Schedule advises National that the rental of cellular phones constitutes a violation of National's Concession Agreement for such location or that the airport authority has promulgated a rule that prohibits cellular phone rental vendors from operating at such location, then STC agrees to cooperate with National to terminate the cellular phone rental program at such location.

          4.  Responsibilities of STC.


          (a) For those locations identified on the Location Schedule, STC agrees to maintain a supply of Equipment that is sufficient to meet customer demand. STC agrees to maintain a sufficient inventory for each location identified on the Location Schedule such that the average daily utilization (rental) level of inventory assigned to a particular location will not exceed sixty percent (60%).

          (b) STC will provide staff ranging from full time rental agents, who will complete the entire rental process, to support staff only, who will train and assist National employees in completing the rental process. STC employees shall conduct themselves in a professional and courteous manner at all times hereunder.

          (c) STC will provide the following monthly management reports for each location identified on the Location Schedule:

               i) A detailed revenue report, which will include market area rankings and utilization analysis; and

               ii)  Commission reports, which  will include an  explanation
          of   any offsets that STC is entitled to hereunder.

          In addition, STC will provide a year end statement to National, which will include a summary of all monthly commission payments made by STC during the prior calendar year.

          (d) At its sole cost, STC will provide National with a sufficient number of storage boxes containing a lock mechanism to be used for storing and securing Equipment in inventory.

          (e) With respect to each location identified on the Location Schedule, STC agrees to:

               i) Train National personnel in the use of the Equipment, STC's pre-packaged telephone kits, and STC's sales materials. STC will inform all National employees that they are not authorized to use Equipment without completing a rental agreement and paying all normal charges for such use. National employees will be billed directly by STC for any charges for such use;



               ii) Establish call restrictions and all rates to be charged for Equipment rental and metered airtime usage. STC has the right to offer special promotions or rate changes as it deems proper. Such promotions or rate changes will remain competitive with the industry. STC will provide National with point of sales materials that reflect such promotions or rate changes;

               iii) Be responsible for billing all charges to each customer for the rental of Equipment and the provision of service;

               iv)  Be  responsible  for  resolving  all  customer  billing inquiries. In the event of an irreconcilable billing dispute between STC and a customer, STC will notify National. Upon such notification, National will have the right to intervene in the dispute and attempt to bring about a reasonable solution;

               v) Be responsible for administrative paperwork, battery charging, equipment maintenance, and inventories associated with the Equipment rental program during any hours of operation that an STC employee is staffing a particular National location. All repairs and maintenance of the Equipment will be at the expense of STC, except any repairs caused by the negligence of National and its employees or agents; and

               vi) Provide and produce collateral materials, including without limitation, point-of-sales materials.

          (f) STC shall allow National, upon reasonable prior notice and at the sole cost and expense of National, to inspect the books and records of STC during normal business hours, as such records pertain to National. If audit results reveal a discrepancy of more than three percent (3%), STC agrees to bear the expense of the audit.

          (g) STC shall have the sole responsibility for complying with any law, rule, order or regulation of the Federal Communications Commission or a state Public Utility or Service Commission having jurisdiction over STC's cellular phone rental business.

          5.  Compensation.






          (a) Unless otherwise designated on the Location Schedule, STC agrees to pay National a commission (the "Commission") in the amount of twenty-five percent (25%) of the monthly collected gross revenues received by STC for airtime usage and equipment rental charges in connection with Equipment rentals made at each National corporate location identified on the Location Schedule. For the purposes of determining Commissions hereunder, the term "gross revenues" shall exclude any state, federal or local taxes. Commissions shall be paid by STC monthly in arrears within thirty
          (30) days after the end of each month in which such compensation is earned.

          (b) In addition to the Commissions payable by STC pursuant to Paragraph 5(a), STC agrees to pay incentives to National employees as provided by the STC Commission Incentive Program attached hereto as Exhibit B and made a part hereof.


          (c) Notwithstanding anything contained in this Agreement to the contrary, STC agrees that the aggregate Commission payments made to National pursuant to Paragraph 5(a) during each full calendar year of this Agreement shall not be less than $500,000 ("Minimum Commission"), so long as STC has the exclusive right to provide Equipment rentals at all National corporate locations in the United States and subject to the following. Such Minimum Commission shall be prorated for any partial calendar year. Annually within ninety (90) days of the end of each calendar year, the parties shall reconcile the Minimum Commission with the actual Commission payments made during the calendar year. Any sum due National as a result of such reconciliation shall be paid within said ninety (90) days.

          (d) In the event that on or before August 15, 1996, National incorporates STC's Equipment rental program into National's electronic car rental reservation system, including, but not limited to the EDS rental counter system at each National corporate location, then STC will increase the Minimum Commission to $600,000.

          (e) STC agrees to pay National an annual bonus commission ("Annual Bonus") in accordance with the following schedule, based on the indicated percentage of total gross revenues received by STC during each contract year during the term for airtime usage and equipment rental charges in connection with Equipment rentals made at all National corporate locations identified on the Location Schedule and at all locations operated by a National Licensee, subject to the following. Contract year shall mean each successive period of one (1) year during term of this Agreement, ending on the same day and month, but not year, as the day and month on which the Effective Date occurs. Gross revenues shall exclude any state, federal or local taxes, refunds issued to customers, credits, bad debt incurred or the like.














                 Total Gross Revenues
                   Received During                Percentage of
               Applicable Contract Year           Gross Revenues


               $2,500,000 - $3,249,999.99              1%

               $3,250,000 - $3,749,999.99              2%

               $3,750,000 - $4,249,999.99              3%

               $4,250,000 - $4,749,999.99              4%

               $4,750,000 and greater                  5%



               The Annual Bonus shall be payable within ninety (90) days of the end of each contract year during the term of this Agreement.


          6.   Indemnification.


          (a) National shall defend, indemnify and hold STC and its officers, directors, employees and agents harmless from and against all claims, damages and liabilities arising from National's negligence or other wrongful acts or omissions arising in any way out of this Agreement or National's performance hereunder.

          (b) STC shall defend, indemnify and hold National and its officers, directors, employees and agents harmless from and against all claims, damages and liabilities arising from STC's negligence or other wrongful acts or omissions arising in any way out of this Agreement or STC's performance hereunder.

          (c) To induce National to provide the credit card information contained in rental profiles, STC agrees to defend, indemnify and hold National harmless from and against any and all claims, demands or liabilities of whatever kind and nature, imposed on, incurred by or asserted against National in any way caused by or proximately relating to or arising out of any use or misuse of any customer credit card information by STC. This indemnity is in addition to and not in substitution of any other indemnity in this Agreement.

          7.  Insurance.  STC shall obtain and provide evidence of coverage of insurance satisfactory to National including general comprehensive liability insurance of One Million Dollars ($1,000,000) on which National shall be named as additional insured. STC shall carry all other insurance required by the states in which STC does business, including worker's compensation.



          8.   Risk of Loss.


          (a) National acknowledges that all Equipment provided to it in connection with the performance of this Agreement is the personal property of STC. National shall be responsible for the safekeeping of all Equipment delivered to it by STC and shall bear the risk of loss or damage to, or theft of, such Equipment. However, STC shall bear the risk of loss or damage to, or theft of, the Equipment in the possession of a customer, provided that such Equipment left the possession of a National employee pursuant to a rental agreement signed by a customer and in accordance with STC's instructions, policies and procedures, as provided to National by STC from time to time (the "Procedures").

          (b) National understands that in the event of loss or damage to, or theft of, Equipment (other than Equipment that left the possession of National in accordance with the Procedures), National shall be responsible for the replacement cost of the Equipment and for all charges attributable to the use of the Equipment until such loss or theft has been reported to STC. In the event that National incurs any payment obligation to STC for lost, damaged or stolen Equipment, then STC shall have the right to withhold such amounts from any commissions owed to National hereunder. STC agrees to include an explanation in its monthly commission report to National for any amounts withheld from commissions owed to National.

          9.  Default.  In the event  either party fails to perform any  of its obligations under this Agreement and such failure continues for more than thirty (30) days following written notice of such default, then the non-defaulting party shall have the right to terminate this Agreement, without limiting any other remedies available at law or in equity. However, if such breach cannot be cured within said thirty (30) day period, then, if the breaching party has commenced to cure within such period and diligently pursues the cure, such party shall not be in default hereunder as long as it continues to diligently pursue such cure, but in no event for a period in excess of ninety (90) days from the initial notice date.

          10.  Confidentiality.    Each   party    shall    maintain    the

          confidentiality of, and shall not disclose to any third party, any confidential or proprietary information concerning the other party, including, without limitation, customer lists and financial information. This Paragraph shall remain in effect for a period of two (2) years following the termination of this Agreement.

          11.  Trademarks.    Neither party  shall  use any  trademarks  or

          tradenames of the other party in any manner, except as expressly authorized by the other party. Upon termination of this Agreement, National shall return to STC all marketing and sales materials then in the possession of National.

          12.  Relationship of the Parties.


          (a) STC shall at all times hereunder be deemed to be an independent contractor of National. Nothing in this Agreement is intended to constitute either party as a joint venturer, partner, agent, dealer, franchisee or employee of the other for any purpose whatsoever.

          (b) National's employees will not be or be deemed to be STC employees or joint employees. National assumes full responsibility for the acts of its employees and for their supervision, daily direction and control. STC will not be responsible for workers compensation premiums, disability benefits, withholding taxes, social security, unemployment insurance or any other taxes or benefits of National or National's employees.

          (c) Neither party shall have any authority to enter into or bind the other party in contract, nor make any unauthorized
          representations  or  warranties  concerning  the  other   party's
          products or services.

          13.  Notice.   All notices  required  or permitted  to  be  given

          hereunder shall be deemed to have been given when deposited in the mail (certified and postage prepaid) or delivered in hand to the applicable address set forth below. Either party may change its notice address by notifying the other in writing.

               If to STC:

               Shared Technologies Cellular, Inc.
               100 Great Meadow Road
               Suite 104






               Wethersfield, CT  06109
               Attn:  Legal Department


               If to National:

               National Car Rental System, Inc.
               World Headquarters
               7700 France Avenue South
               Minneapolis, MN  55435
               Attn:  Properties Legal Department
                      Mary F. Zeise, Legal Assistant


          14.    Limitation  of  Liability.

                                               Notwithstanding  any   other

          provision of this Agreement, neither party shall be liable to the other, either directly or through operation of any indemnification or hold harmless provision of this Agreement, for any consequential (including lost profits), incidental, indirect, special or punitive damages arising in any way out of this Agreement.
          15.  Most Favored Nations.  As part of the inducement to National for this Agreement, STC represents and agrees that, as of the Effective Date, STC will not provide portable cellular rental services to any car rental firm on terms more favorable to such firm than those being granted to National under this Agreement.

          16.  General.


          (a) Each party hereto represents and warrants to the other that this Agreement will not conflict with or violate any prior commitment, agreement or understanding that it has with any third party.

          (b) This agreement shall be governed by the laws of the State of Connecticut. However, any dispute arising out of this Agreement which solely effects the operation of the Equipment rental program at a particular location identified on the Location Schedule shall be resolved in accordance with the applicable laws of the state governing such location.

          (c) This Agreement constitutes the entire understanding between the parties relating to the subject matter hereof and supersedes any and all prior discussions, proposals or agreements, whether oral or written. No modification or addition to this Agreement shall be valid unless in writing signed by the parties hereto.

          (d) The section headings of this agreement are for reference purposes only and shall not constitute a part hereof or affect the meaning or interpretation of this Agreement.







          (e) In the event of a dispute arising out of this Agreement, the prevailing party shall be entitled to recovery of its reasonable legal fees and expenses.

          (f) The waiver of any provision of this Agreement shall not be construed as a continuing waiver of such breach or of other breaches of the same or of other provisions hereof.

          (g) The parties acknowledge that they have each read this Agreement in its entirety, understand it and agree to be bound by the terms and conditions contained herein.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

          Shared Technologies                National Car  Rental  Systems,
          Cellular, Inc.                     Inc.


          By:_________________________       By:_________________________
             Jon Sorenson                       Jeffrey Panell

          Its:_________________________      Its:  Executive Vice President


          Date:_________________________     Date:_________________________

          (6/12/96)













                                      EXHIBIT A



                                  LOCATION SCHEDULE






          National Locations


          Albuquerque, NM
          Atlanta, GA
          Baltimore, MD
          Birmingham**
          Boston, MA
          Buffalo, NY
          Burbank, CA
          Charleston, SC
          Charlotte, NC
          Chicago, IL
          Chicago, O'Hare
          Chicago, Midway
          Cincinnati, OH
          Cleveland, OH
          Dallas, Love
          Dallas, North
          Dallas, South
          Dayton, OH
          Denver, CO
          Detroit, MI
          Fresno, CA
          Ft. Lauderdale, FL
          Ft. Meyers, FL
          Ft. Walton Beach, FL
          Grand Rapids, MI
          Greensboro,  NC
          Gulfport-Biloxi**
          Harlingen**
          Hartford, CT
          Honolulu, HI
          Houston, Hobby
          Houston, IAH
          Huntsville, AL**
          Jacksonville, FL
          Kansas City, MO
          Las Vegas, NV
          Long Beach, CA
          Los Angeles, LAX
          Louisville, KY
          Manhattan, NY
          McAllen**
          Memphis, TN**
          Miami, FL
          Milwaukee, WI
          Minneapolis, MN
          Mobile, AL**
          Monterey, CA
          Naples, FL
          Nashville, TN**
          New Orleans, LA






          New York, JFK
          New York, LaGuardia
          Newark, NJ
          Newport/Orange County, CA
          Oakland, CA
          Ontario, CA
          Orlando, FL*
          Panama City, FL
          Pensacola, FL
          Philadelphia, PA
          Phoenix, AZ
          Pittsburgh, PA
          Portland, OR
          Raleigh, NC
          Reno, NV**
          Richmond, VA
          Rochester, NY
          Sacramento, CA
          San Diego, CA
          San Francisco, DT
          San Francisco, SFO
          San Jose, CA
          Savannah, GA
          Seattle, WA
          Syracuse, NY
          Tallahassee, FL
          Tulsa, OK
          Washington DC
          Washington, DC National
          Washington, DC Dulles
          West Palm Beach, FL

          All applicable corporate locations where both parties mutually agree.


          Shared Technologies Cellular, Inc. National Car Rental System,
          Inc.
          By:       By:
          Its:      Its:
          Date:          Date:




          *The commission rate for this location shall be thirty percent (30%) for the purposes of calculating commissions payable by STC pursuant to Paragraph 5(a) of the Agreement.

          **On the Effective Date of this Agreement, National has a third party vendor providing cellular phone rentals at this location. Pursuant to Section 2(a) of the Agreement, National has sixty
          (60) days from the Effective Date to wind down and terminate its cellular phone rental program with such third party vendor.

          Shared Technologies                National Car  Rental  Systems,
          Cellular, Inc.                     Inc.


          By:_________________________       By:_________________________

          Its:_________________________      Its:_________________________

          Date:_________________________
          Date:_________________________








                                      Exhibit B



                                STC Incentive Program



          1. STC agrees to pay a one-time commission in the amount of Four Dollars ($4) for each Equipment rental order that is procured solely by the efforts of a National car rental agent employee, subject to the following. Such one-time commission will be increased by One Dollar ($1) for each customer who accepts STC's theft protection pursuant to an Equipment rental order procured by a National car rental agent employee. The basis for the one-time commission payable to an individual National employee will be the receipt by STC of an Equipment rental application completed by the National car rental agent employee. Such application must be signed by the customer and must designate the National location and the National car rental agent employee as the source of the sale. Generally, the one-time commission will be paid by STC to individual National car rental employees on a weekly basis. STC will issue individual National car rental employees a Form 1099 in accordance with applicable IRS requirements.

          2. Notwithstanding anything contained in Paragraph 1 above, if a National bus driver employee assists a National car rental agent employee in procuring an Equipment rental order, then the one-time commission payable by STC pursuant to Paragraph 1 above shall be shared on an equal basis between such National employees.






          Exhibit 10.5

                         SHARED TECHNOLOGIES CELLULAR, INC.
                              1994 DIRECTOR OPTION PLAN


          1.   PURPOSE


               The purpose of this 1994 Director Option Plan (The "Plan") of Shared Technologies Cellular, Inc., a Delaware corporation (the "Company"), is to encourage ownership in the Company by outside directors of the Company whose continued services are considered essential to the Company's future progress and to provide them with a further incentive to remain as directors of the Company.

          2.   ADMINISTRATION


               The Board of Directors shall supervise and administer the Plan. Grants of stock options under the Plan and the amount and nature of the awards to be granted shall be automatic and nondiscretionary in accordance with Section 5. However, all questions of interpretation of the Plan or of any options issued under it shall be determined by the Board of Directors and such determination shall be final and binding upon all persons having an interest in the Plan.

          3.   DIRECTORS ELIGIBLE FOR PARTICIPATION


               Each director of the Company who is not an employee of the Company or any Subsidiary, or affiliate of the Company shall be eligible to participate in the Plan.

          4.   STOCK SUBJECT TO THE PLAN


               (a) The maximum number of shares which may be issued under the Plan shall be 50,000 shares of the Company's Common Stock. $.01 par value per share ("Common Stock")

               (b) If any outstanding option under the Plan for any reason expires or is terminated without having been exercised in full, the shares allocable to the unexercised portion of such option shall again become available for grant pursuant to the Plan.

               (c) All options granted under the Plan shall be non-statutory options not entitled to special tax treatment under
          Section 422 of the Internal Revenue Code of 1986, as amended to date and as may be amended from time to time (the "Code").











          5.   TERMS, CONDITIONS AND FORMS OF OPTIONS


               Each option granted under the Plan shall be evidenced by a written agreement in such form as the Board of Directors shall from time to time approve, which agreements shall comply with and be subject to the following terms and conditions:

               (a)  Option Grant Dates.      Each eligible director,

          including a director serving in that capacity on the effective date of the Plan, will automatically receive an option to purchase 2,000 thousand shares after having served, from and after September 20, 1994, one (1) year as a director. Thereafter, each eligible director will automatically receive an option to purchase an additional 2,000 shares upon commencement of each subsequent year of service as an eligible director. All options granted under the Plan will be immediately exercisable after six (6) months from the date of grant.

               (b)  Option Exercise Price. The option exercise price per

          share for each option granted under the Plan shall be equal: (i) if the Common Stock is then traded on the over-the-counter market the average of the Closing bid and ask prices for the shares of Common Stock in such over-the-counter market for the last preceding date on which there was a sale of such Common Stock in such market; (ii) if the Common Stock is then listed on a national securities exchange, the closing sales price per share for the last preceding date on which there was a sale of such Common Stock on such exchange; or (iii) if, on the relevant date, the Common Stock is not publicly traded or reported as described in (i) or (ii), the value determined in good faith by the Board of Directors.

               (c)  Options Non-Transferable. Each option granted under the

          Plan by its terms shall not be transferable by the optionee otherwise than by will, or by the laws of descent and distribution, and shall be exercised during the lifetime of the optionee only by him. No option or interest therein may be transferred, assigned, pledged or hypothecated by the optionee during his lifetime, whether by operation of law or otherwise, or be made subject to execution, attachment or similar process.

               (d)  Exercise Period.    Except as otherwise provided in the

          Plan, each option may be exercised fully on the date of grant of such option, provided that, subject to the provisions of Section

          5(e), no option may be exercised more than ninety (90) days after the optionee ceases to serve as a director of the Company. No option shall be exercisable after the expiration of ten (10) years from the date of grant or prior to approval of the Plan by the stockholders of the Company, whichever is earlier.

               (e)  Exercise Period Upon Disability or Death.

               Notwithstanding the provisions of Section 5(d), any option granted under the Plan:

                    (i) may be exercised in full by an optionee who becomes disabled (within the meaning of Section 22(e) (3) of the Code or any successor provision thereto) while serving as a director of the Company; or (ii) may be exercised

                    (x) in full upon the death of an optionee while serving as a director of the Company, or
                    (y) to the extent then exercisable upon the death of an optionee within ninety (90) days of ceasing to serve as a director of the Company,

          by the person to whom it is transferred by will, by the laws of descent and distribution, or by written notice filed pursuant to
          Section  5(h);

          in each such case within six months (or such longer period as may be determined by the Board of Directors in its sole discretion) after the date the optionee ceases to be such a director; provided, that in no option shall be exercisable after the expiration of ten (10) years from the date of grant.

               (f)  Exercise Procedure. Options may be exercised only by

          written notice to the Company at its principal office accompanied by payment of the full consideration for the shares as to which they are exercised.

               (g)  Payment of Purchase Price.    Options granted under the

          Plan may provide for the payment of the exercise price (i) by delivery of cash (or cash equivalent) in an amount equal to the exercise price of such options or, (ii) to the extent provided in the applicable option agreement, by delivery to the Company of shares of Common Stock then owned by the optionee having a fair market value equal in amount to the exercise price of the options being exercised, or (iii) by any combination of such methods of payment. The fair market value of any shares of Common Stock or other non-cash consideration which may be delivered upon exercise of an option shall be determined by the Board of Directors.






               (h)  Exercise by Representative Following Death of

          Director.      A director, by written notice to the Company, may

          designate one or more persons (and for time to time change such designation) including his legal representative, who, by reason of his death, shall acquire the right to exercise all or a portion of the option. If the person or persons so designated wish to exercise all or a portion of the option, they must do so within the term of the option as provided herein. Any exercise by a representative shall be subject to the provisions of the Plan.

               6.   ASSIGNMENTS


                    The rights and benefits under the Plan may not be assigned except for the designation of a beneficiary as provided in Section 5.

               7.   LIMITATION OF RIGHTS


                    (a)  No Right to Continue as a Director.     Neither

          the Plan, nor the granting of an option not any other action taken pursuant to the Plan, shall constitute or be evidence of any agreement or understanding, express or implied, that the Company will retain a director for any period of time.

                    (b)  No Stockholders' Right for Options.     An

          optionee shall have no rights as a stockholder with respect to the shares covered by his options until the date of the issuance to him of a stock certificate therefor, and no adjustment will be made for dividends or other rights for which the record date is prior to the date such certificate is issued.

          8.   CHANGES IN CAPITAL STOCK


               (a) If (x) the outstanding shares of Common Stock are increased, decreased or exchanged for a different number or kind of shares or other securities of the Company, or (y) additional shares of Common Stock or new or different shares of Common Stock or other securities of the Company or other non-cash assets are distributed with respect to such shares or other securities, through or as a result of any merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction with respect to such shares or other securities, an appropriate and proportionate adjustment shall be made in (i) the maximum number and kind of shares reserved for issuance under the Plan, and (ii) the number and kind of shares or other securities subject to any then outstanding options under the Plan, and (iii) the price for each share subject to any then outstanding options under the Plan without changing the aggregate purchase price for each share subject to any then outstanding options under the Plan, without changing the aggregate purchase price as to which such options remain exercisable. No fractional shares will be issued under the Plan on account of any such adjustments. Notwithstanding the foregoing, no adjustment shall be made pursuant to this Section 8 if such adjustment would cause the Plan to fail to comply with Rule 16b-3 or any successor rule promulgated pursuant to Section 16 of the Securities Exchange Act of 1934.

               (b) In the event that the Company is merged or consolidated into or with another corporation (in which consolidation or merger, the stockholders of the Company receive distributions of cash or securities of another issuer as a result thereof), or in the event that all or substantially all of the assets of the Company are acquired by any other person or entity, or in the event of a reorganization or liquidation of the Company, the Board of Directors of the Company, or the Board of Directors of any corporation assuming the obligations of the Company, shall, as to outstanding options, take one or more of the following actions; (i) provide that such options shall be assumed, or equivalent options shall be substituted, by the acquiring or succeeding corporation (or an affiliate thereof), (ii) upon written notice to the optionees, provide that all unexercised options will terminate immediately prior to the consummation of such transaction unless exercised by the optionee within a specified period following the date of such notice, or (iii) if, under the terms of a merger transaction, holders of the Common Stock of the Company will receive upon consummation thereof a cash payment for each share surrendered in the merger (the "Merger Price"), make or provide for a cash payment to the optionees equal to the difference between (A) the Merger Price times the number of shares of Common Stock subject to such outstanding options (to the extent then exercisable at prices not in excess of the Merger Price) and (B) the aggregate exercise price of all such outstanding options in exchange for the termination of such options.


               9.   AMENDMENT OF THE PLAN


                    The Board of Directors may suspend or discontinue the Plan or review or amend it in any respect whatsoever; provided, however that without approval of the stockholders of the Company no revision or amendment shall change the number of shares subject to the Plan or the number of shares issuable to any director of the Company under the Plan (except as provided in






          Section 8), change the designation of the class of any directors eligible to receive options, or materially increase the benefits accruing to participants under the Plan. The Plan may not be amended more than once in any six-month period.

               10.  WITHHOLDING


                    Prior to issuance of shares of Common Stock upon exercise of an Option, the Optionee shall pay or make adequate provision for any federal or local taxes or any kind required by law to be withheld by the Company with respect to any shares issued upon exercise of options under the Plan.

               11.  EFFECTIVE DATE AND DURATION OF THE PLAN


                    (a) Effective Date. The Plan shall become effective

          when adopted by the Board of Directors and approved by the
          Company's stockholders.    Amendments to the Plan not requiring
          stockholder approval shall become effective when adopted by the Board of Directors; amendments requiring stockholder approval shall become effective when adopted by the Board of Directors, but no option granted after the date of such amendment shall become exercisable (to the extent that such amendment to the Plan was required to enable the Company to grant such option to a particular optionee) unless and until such amendment shall have been approved by the Company's stockholders. If such stockholder approval is not obtained within twelve months of the Board's adoption of such amendment, any options granted on or after the date of such amendment shall terminate to the extent that such amendment to the Plan was required to enable the Company to grant such option to a particular optionee.

                    (b)  Termination.   Unless sooner terminated in

          accordance with Section 9, the Plan shall terminate upon the close of business on the day next preceding the tenth anniversary of the date of its adoption by the Board of Directors.

               12.  COMPLIANCE WITH RULE 16b-3


                    Transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successor promulgated pursuant to Section 16 of the Securities Exchange Act of 1934. To the extent any provision of the Plan or action by the Board of Directors in administering the Plan fails to so comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Board of Directors.






               13.  GOVERNING LAW


                    The Plan and all determinations made and actions taken pursuant hereto shall be governed by the laws of the State of Delaware.

               14.  SUCCESSORS AND ASSIGNS


                    This Plan shall inure to the benefit of and be binding upon each successor and assign of the Company. All obligations imposed upon a optionee, and all rights granted to the Company hereunder, shall be binding upon the optionee's heirs, legal representatives and successors.


               15.  ENTIRE AGREEMENT


                    This Plan and the written agreement with respect to each option granted under this Plan constitute the entire agreement with respect to the subject matter hereof and thereof, provided that in the event of any inconsistency between the Plan and such written agreement, the terms and conditions of this Plan shall control.






          Exhibit 10.13

                                EMPLOYMENT AGREEMENT


               This Employment Agreement (the "Agreement") is made as of October 1, 1996 by and between SHARED TECHNOLOGIES CELLULAR, INC., a Delaware corporation (the "Company") and JON F. SORENSON ("Employee").

                                     WITNESSETH

               WHEREAS, the Company desires to obtain the services of Employee in accordance with the terms, conditions and provisions of the Agreement;

               WHEREAS, Employee desires to provide services to the Company in accordance with the terms, conditions and provisions of the Agreement; and

               WHEREAS, each of the Company and Employee agree that the terms, conditions and provisions of the Agreement are fair and reasonable and are necessary to protect the legitimate business interests of each other.

               NOW THEREFORE, the parties hereto agree as follows:

               1.   Employment.  The Company  hereby employs Employee,  and

          Employee hereby accepts such employment and agrees to perform his duties and responsibilities hereunder, in accordance with the terms and conditions hereinafter set forth.

               2.   Employment Term.

                                      The employment term of the  Agreement

          shall commence as of October 1, 1996 (the "Effective Date") and shall expire September 30, 1997, unless earlier terminated in accordance with Section 9 of the Agreement; provided that the Agreement will renew automatically for additional consecutive one-year periods, and otherwise upon the same terms and conditions hereof, unless either party hereto shall have notified the other party in writing at least 60 days prior to the end of the initial one-year term or any subsequent one-year term that the Agreement will be terminated effective as of the end of such term. The initial term of the Agreement, and any subsequent term hereof, through the termination of the Agreement in accordance with the provisions hereof, shall hereinafter be referred to as the "Employment Term".

               3.   Duties and  Responsibilities.

                                                    During  the  Employment

          Term, Employee shall be employed as President of the Company's Rental Division, and Employee shall perform those duties normally associated with that position, subject to such policies, guidelines and directions consistent therewith as may be established from time to time by the Chief Executive Officer or the Board of Directors of the Company. Without limiting the
          generality   of    the   foregoing,    Employee's   duties    and
          responsibilities   hereunder   shall   include         management
          responsibility for the operations of the Company's Rental Division, subject to the direction of the Chief Executive Officer of the Company, to whom Employee shall report. The Company shall propose to its Board of Directors that the Employee be appointed to serve as an officer of the Company in his capacity as President - Rental Division.







               4.   Extent  of  Services.
                                             During  the  Employment  Term,

          Employee will utilize a hands-on management approach and will devote his full time, attention and energies to the business of the Company, and will perform and discharge his duties and responsibilities under Section 3 hereof faithfully, diligently, to the best of his efforts and abilities and in a manner consistent with any and all policies, guidelines and directions, consistent with those duties normally associated with the Employee's position, as may be established from time to time by the Chief Executive Officer of the Company. Except as provided in Section 8 hereof, the foregoing shall not be construed as preventing Employee from making investments in other businesses or enterprises not competitive with the Company (as defined in
          Section 8(a) hereof), provided that Employee agrees not to become engaged in any other business activity which may interfere with his ability to discharge his duties and responsibilities hereunder. Employee further agrees not to work either on a part time or independent contracting basis for any other business or enterprise without the prior written consent of the Company as may be provided in its sole discretion.

               5.   Compensation, Benefits and Expenses.



                    (a)  Salary.   The  Company  shall pay  to  Employee  a

          salary at the rate of Ninety-five Thousand Dollars ($95,000) per annum, less deduction and withholding required by applicable law, payable in arrears in accordance with the Company's regular payroll schedule. The parties intend to review and reevaluate such salary rate at year end.

                    (b)  Bonuses.  In addition to  the salary set forth  in

          Section 5(a) hereof, during the Employment Term, Employee shall be eligible to receive the following bonuses in accordance with the terms hereinafter set forth:

                         (i)    Post-financing  Bonus.

                                                          The  Company   is

          currently in discussions to secure debt and/or equity financing. Upon funding of a minimum of $1,000,000 of such financing, the Company shall pay to Employee a bonus of $2,500;

                         (ii) Performance Bonus.

                                                   For each fiscal year  in

          which this Agreement is in effect, the Company's Chief Executive Officer shall establish, in writing, performance objectives for Employee for the purpose of enabling Employee to earn a year-end performance-based bonus.







                         (iii) Discretionary Bonus.  Employee also shall be

          entitled to receive a year-end discretionary bonus, subject to the discretion of the Company's Chief Executive Officer.

                         (iv) The foregoing notwithstanding, if the Employment Term should terminate during any fiscal year, in lieu of the payment of any performance-based bonus for said fiscal year, the Company shall pay to the Employee such bonus on a pro rata basis (herein referred to as a "Final Performance Bonus"), such that the amount of the Final Performance Bonus shall equal the amount of the performance-based bonus that would otherwise have been payable multiplied by a fraction, the numerator of which is the number of days in the applicable fiscal year that this Agreement was in effect and the denominator of which is 365. The foregoing notwithstanding, in the event that the Employee voluntarily leaves the employment of the Company prior to the expiration of the Employment Term, or is terminated for Cause, as defined in Section 9 hereof, the Company shall not be required to pay to Employee, and Employee shall not be entitled to receive, any Final Performance Bonus. All bonuses payments shall be subject to withholding and deductions as required by applicable law.

                    (c)  Automobile.  In recognition of Employee's need for

          an automobile for business purposes commensurate with Employee's position, the Company shall pay to Employee during the Employment Term a car allowance of Four Hundred Dollars ($400) per month, adjusted as hereinafter set forth, and payable in accordance with the customary practices of the Company in effect from time to time. In addition, the Company shall maintain at its expense a insurance coverage for such automobile, in such amounts as reasonably determined by the Company. Employee may participate in any automobile lease program established by the Company.

                    (d)  Expenses.  During the Employment Term, the Company

          shall reimburse Employee monthly for his travel and other reasonable business expenses incurred in connection with his services under this Agreement during the preceding month upon submission of written receipts substantiating such expenses and otherwise in accordance with the Company's expense reimbursement policies.

                    (e)  Vacation and Personal Days.  During the Employment

          Term, Employee shall be entitled to paid time off for vacation and personal days in accordance with the Company's vacation policy.






                    (f)  Other Employee  Benefits.
                                                     During the  Employment

          Term, the Company shall provide to Employee such fringe benefits, including without limitation paid sick leave, paid holidays, participation in health, dental, disability and life insurance plans, and other employee benefit plans which may be regularly maintained by the Company for its employees, in accordance with the policies of the Company in effect from time to time, it being acknowledged that the maintenance of such plans shall be in the Company's sole discretion. In addition, Employee shall receive supplemental disability coverage and $500,000 of term life insurance during the term hereof.

               6.   Confidential Information.



                    (a) Employee acknowledges and agrees that all customer, supplier and distributor lists; trade secrets; plans; manufacturing techniques; sales, marketing and expansion strategies; technology and processes; products; services; methods of production; product development activities; procurement and sales activities and procedures; promotion and pricing techniques; and credit, financial and other proprietary data and information of the Company (collectively, "Confidential Information") are valuable, special and unique assets of the Company. Employee acknowledges his access to and knowledge of the Confidential Information is essential to the performance of his duties for the Company. In light of the competitive nature of the industry in which the business of the Company is conducted, Employee agrees that all knowledge and information about the Confidential Information known or in the future obtained by Employee in connection with the performance of the duties of his employment with the Company will be considered Confidential Information. In recognition of this, Employee represents and agrees that except as specifically authorized in writing by the Chief Executive Officer of the Company or in connection with the performance of the duties of his employment with the Company, Employee will not either during or after the Employment Term (i) disclose any Confidential Information to any person or entity for any purpose whatsoever, or (ii) make use of any Confidential Information for his own purposes or for the benefit of any other person or entity, other than the Company.

                    (b) Employee acknowledges and agrees that all manuals, drawings, blueprints, letters, notes, notebooks, reports, books, procedures, forms, documents, records or papers, or copies thereof, pertaining to the operations or business of the Company made or received by Employee or made known to him in any way in connection with his employment and any other Confidential Information are and will be the exclusive property of the Company. Employee agrees not to copy or remove any of the above from the premises and custody of the Company, or disclose the contents thereof to any other person or entity, or make use thereof for his own purposes or for the benefit of any other person or entity, except as specifically authorized in writing by the Chief Executive Officer of the Company or in connection with the performance of his duties under the Agreement. Employee acknowledges that all such papers and records will at all times be subject to the control of the Company, and Employee agrees to surrender and return the same to the Company upon request of the Company, and in any event will surrender and return such no later than the termination of the Employment Term, whether voluntary or involuntary. The Company may notify anyone employing Employee at any time of the provision of the Agreement. The obligations of this Section 6 shall survive the termination of the Agreement.

               7.   Inventions and Discoveries.

                                                  Employee hereby  assigns,

          transfers and conveys to the Company all of the Employee's right, title and interest to, and shall promptly disclose to the Chief Executive Officer of the Company, all ideas, inventions, discoveries or improvements (whether or not patentable) conceived or developed solely, or jointly with others by Employee during the Employment Term and for six (6) months thereafter (a) which relate directly or indirectly to the business of the Company as conducted at any time during the Employment Term; (b) which relate to the actual or anticipated research or development activities of the Company; (c) which result from any work performed or managed by Employee for the Company; or (d) for which equipment, supplies, facilities or Confidential Information of the Company was used (collectively "Discoveries"). Upon the request of the Company, Employee shall execute and deliver to the Company any and all instruments, documents and papers, give evidence and do any and all other acts which the Company deems necessary or desirable to document such assignment transfer and conveyance or to enable the Company to file and prosecute applications for and to acquire, maintain and enforce any and all patents, trademark registrations or copyrights under United States or foreign law with respect to the Discoveries or to obtain any extension, validation, reissue, continuance or renewal of any such patent, trademark or copyright. The Company will be responsible for the preparation of any such instruments, documents and papers and shall reimburse Employee for all reasonable expenses incurred by him in compliance with the provisions of this Section 7; provided, Employee shall not be entitled to any further compensation or consideration for performance of his obligations under this Section 7. The obligations of Employee under this Section 7 shall survive the termination of the Agreement.

               8.   Restrictive Covenant.



          During the Employment Term, and if Employee leaves the employ  of the Company or otherwise terminates the Agreement prior to the termination of the Employment Term, or is terminated for Cause, as defined in Section 9, or notifies Employer in accordance with
          Section 2 of this Agreement of his decision not to renew this Agreement, for a period of one (1) year after the termination or expiration thereof, Employee shall not, directly or indirectly, either as an individual or as an employee, partner, officer, owner, director, shareholder, advisor or consultant, or in any other capacity whatsoever, of any person, firm, corporation or partnership:

                    (a) conduct or assist others in conducting or be involved or interested in any manner in any business relating to the rental of cellular telephones;

                    (b) recruit, solicit or hire, or assist any other person or party in recruiting, soliciting or hiring any Employee (as hereinafter defined), or induce or attempt to induce or assist any other person or entity in inducing or attempting to induce any Employee to terminate or alter his relationship with the Company (collectively "Recruiting Activity"). For the purposes of this Section 8(b), the term "Employee" shall mean any person who is, or within the twelve (12) month period preceding the date of any such Recruiting Activity was, an employee or consultant of the Company; or

                    (c) solicit any Customer (as hereinafter defined), or induce, attempt to induce or assist any other person or entity in inducing or attempting to induce any Customer to discontinue or alter its relationship with the Company (collectively "Solicitation Activity"). For the purposes of this Section 8(c), the term "Customer" shall mean any individual, firm, partnership, corporation or other entity which is, or within the twelve (12) month period immediately preceding the date of such Solicitation Activity was, a customer, distributor, dealer or independent salesperson of the Company. It is understood and agreed that the business(es) of the Company are or will be international in scope, and that geographical limitations on the covenants set forth in this Section 8 are therefore not appropriate. It is expressly understood and agreed that the scope of each of the covenants contained in this Section 8 are reasonable as to time, affected persons, scope of activities and geographic area and are necessary to protect the legitimate business interests of the Company. It is further agreed that such covenants will be regarded as divisible and if any such covenant is found by any court of competent jurisdiction to be unenforceable because it extends for too long a period of time or over too great a range of activities or persons or in too broad a geographic area, it shall be interpreted to extend over the maximum period of time, range of activities or persons, or geographic area as to which it may be enforceable. The provisions of this Section 8 shall survive the termination of the Agreement.








               9.   Termination.



                    (a)  This Agreement  shall  terminate  if  Employee  is
          discharged by the Company for Cause (as hereinafter defined). For the purposes of this Section 9(a), the term "Cause" shall mean: (i) the willful and continued failure by Employee after written notice from his superior to substantially perform his duties hereunder, (ii) any act of dishonesty by Employee involving or affecting the Company, (iii) any misappropriation by Employee of any asset of the Company, (iv) the intentional engaging by Employee in conduct which is materially injurious to the business or reputation of the Company, monetarily or otherwise, (v) gross negligence or recklessness by Empoloyee in the performance of his duties huereunder, (vi) the conviction or indictment of Employee of a crime, (vii) any breach by Employee of his obligations under Sections 6, 7 or 8 hereof, (viii) the engagement in conduct which involves a significant conflict of interest between Employee and the Company, unless such conduct has been disclosed to and approved in writing by the Company's Chairman or Chief Executive Officer, (ix) abuse of alcohol or other substances so as to interfere with the performance of Emoployee's duties hereunder or, (x) the material violation of any Company policy by Employee.

               (b) The Company will give prior written notice to Employee of such discharge specifying the effective date of the discharge and the cause of the discharge.

               (c) This Agreement shall terminate upon the death or, at the option of the Company, upon the Disability (as hereinafter defined) of Employee. For the purposes of this Section 9, the term "Disability" shall mean that, as a result of Employee's incapacity due to physical or mental illness or disability, Employee is unable to perform his duties under this Agreement for sixty (60) consecutive days or sixty (60) days in the aggregate in any one hundred twenty (120) day period.

               (d) Upon the termination of this Agreement, all rights and obligations of the parties under the Agreement, except those rights and obligations set forth in Sections 6, 7 and 8 hereof, shall terminate, except as otherwise required by law. The provisions of Sections 6, 7 and 8 hereof shall survive any termination of the Agreement, and Employee acknowledges that the Agreement and the compensation and benefits payable hereunder are fair and adequate consideration, in part, for the covenants of Employee under Sections 6, 7 and 8 and the survival of such covenants after the termination of the Agreement.

               (e)  In the  event of termination of  this Agreement by  the






          Company without Cause, Employee shall receive severance pay in an amount equal to six (6) months' salary, payable in lump sum within 15 days of the effective date of such termination.

          10.  Stock Options.

                               The Company agrees to cause to be issued  to

          Employee stock options (the "Options") to purchase 20,000 shares of the common stock of the Company, $.01 par value. Such Options shall be issued as of October 1, 1996 and shall have an exercise price of $2.75 per share. The Options shall vest at the rate of one-third (1/3) per year of employment. In the event of termination of this Agreement, such Options shall be exercisable for a period of thirty (30) days following the date of termination of this Agreement, after which they shall expire. Absent such termination, the Options shall have a term of five
          (5) years from the issuance date thereof. The exercise price shall be due and payable in cash to the Company upon the exercise of the Options, in part or in whole, which shall be exercised if at all by written notice delivered to the Company, which shall indicate the number of shares to be purchased.

               11.  Injunctive Relief.  Employee acknowledges that a remedy at law for any breach or attempted breach of Sections 6, 7 and 8 of this Agreement would be inadequate, and agrees that the Company will be entitled to specific performance and injunctive and other equitable relief in case of any breach or attempted breach and agrees not to use as a defense that any party has an adequate remedy at law. Sections 6,7 and 8 of this Agreement shall be enforceable in a court of equity, or other tribunal with jurisdiction, by a decree of specific performance, and appropriate injunctive relief may be applied for and granted in connection herewith. Such remedy shall not be exclusive and shall be in addition to any other remedies now or hereafter existing at law or in equity, by statute or otherwise. No delay or omission in exercising any right or remedy set forth in this Agreement shall operate as a waiver thereof or of any right or remedy and no single or partial exercise thereof shall preclude any other or further exercise thereof or the exercise of any other right or remedy.

               12.  Compliance With Other Agreements.

                                                       Employee  represents

          and warrants that the execution and delivery of this Agreement and the performance of the obligations hereunder have been duly authorized by all appropriate action, and will not conflict with, result either in the breach of any provisions or the termination of, or constitute a default under, any agreements to which he is or may be bound. Employee agrees that he is not presently bound by, nor will he enter into any agreement, either written or oral, in conflict with this Agreement.






               13.  Binding Effect.

                                      This  Agreement  shall inure  to  the

          benefit of, and shall be binding upon, each of the parties hereto and his or its respective executors, administrators, heirs, personal representatives, successors and assigns; provided that
          (a) Employee may  not assign or  in any way  transfer any of  its rights hereunder without the prior written consent of the Company; provided, that in the event of such assignment, Employee, together with such assignee, shall remain legally bound and liable, in accordance with the terms of the Agreement, to the same extent and with the same effect as if such assignment had not been made, and (b) the Company shall be permitted to assign or otherwise transfer any or all of its rights hereunder to any affiliate or to a successor to its business.

               14.  Severability.  If  any provision of  this Agreement  is declared or found to be illegal, unenforceable or void, in whole or in part, then both parties will be relieved of all obligations arising under such provision, but only to the extent it is illegal, unenforceable or void. The intent and agreement of the parties to the Agreement is that this Agreement will be deemed amended by modifying any such illegal, unenforceable or void provision to the extent necessary to make it legal and enforceable while preserving its intent, or if such is not possible, by substituting therefor another provision that is legal and enforceable and achieves the same objectives. Notwithstanding the foregoing, if the remainder of this Agreement will not be affected by such declaration or finding and is capable of substantial performance, then each provision not so affected will be enforced to the extent permitted by law.

               15.  Waiver.  Any delay or omission by either party to  this

          Agreement in exercising any right or power under this Agreement will not impair such right or power or be construed as a waiver thereof. A waiver by either party to this Agreement of any of the covenants to be performed by the other or any breach thereof will not be construed to be a waiver of any succeeding breach thereof or of any other covenant contained in this Agreement. All remedies provided for in this Agreement will be cumulative and in addition to and not in lieu of any other remedies available to either party, in equity, or otherwise.

               16.  Governing Law.

                                    This Agreement will be governed by  and

          construed in accordance with the laws of the State of Connecticut without giving effect to any principle of conflict-of-laws that would require the application of the law of any other jurisdiction.

               17.  Notices.  All notices  required or permitted  hereunder shall be delivered by hand or sent registered or certified mail, return receipt requested to the parties as follows:

          If to the Company:   Shared Technologies Cellular, Inc.
                               100 Great Meadow Road
                               Wethersfield, CT  06109
                               Attn: Legal Department

          If to Employee:      Jon F. Sorenson
                               439 Round Hill Road
                               Fairfield, CT  06430

               18.  Entire  Agreement.
                                          This  Agreement  constitutes  the

          entire agreement between the parties to this Agreement with respect to the subject matter of this Agreement and there are no understandings or agreements relative to this Agreement which are not fully expressed in this Agreement. All prior agreements with respect to the subject matter of this Agreement are expressly superseded by this Agreement. No amendment to or waiver or discharge of this Agreement will be valid unless in writing and signed by each of the parties hereto.

               19.  Section Headings and  Recitals.

                                                      The section  headings

          and recitals in this Agreement are for reference only and shall not limit or control the meaning or interpretation of this Agreement.

               20.  Counterparts.    This  Agreement  may  be  executed  in

          several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

              21.   Gender.   Words of  number or  gender  may be  read  as

          singular or plural, or masculine, feminine or neuter, as required by the context.

          IN WITNESS WHEREOF, the parties to this Agreement have executed and delivered the Agreement on the date first above written.


          SHARED TECHNOLOGIES CELLULAR, INC.:



          By:______________________________
             Anthony D. Autorino
             Its: Chairman and Chief Executive Officer

          EMPLOYEE:









          _________________________________
          Jon F. Sorenson






          Exhibit 10.15


               SHARED TECHNOLOGIES CELLULAR, INC.

               SAVINGS AND RETIREMENT PLAN

               EFFECTIVE AS OF APRIL 1, 1996

               WHEREAS, Shared  Technologies  Cellular,  Inc.  (hereinafter sometimes referred  to as  the "Company")  desires to  adopt  the

          Shared Technologies Cellular,  Inc. Savings  and Retirement  Plan

          (hereinafter referred to as the "Plan"), effective as of April 1,

          1996, which is to be funded  through the medium of a Trust  Fund;

          and



               WHEREAS, the Company desires to adopt the Plan in compliance with the Tax Reform Act of 1986, the Omnibus Reconciliation  Acts

          of 1986 and  1987, the  Revenue Act  of 1987,  the Technical  and

          Miscellaneous Revenue Act of 1988, the Omnibus Reconciliation Act

          of 1989,  the  Omnibus  Budget Reconciliation  Act  of  1993  and

          subsequent legislation and regulations;



               NOW,  THEREFORE,  the  Company   hereby  adopts  the   Plan,

          effective April 1, 1996, with such Plan to be known as the Shared

          Technologies  Cellular,  Inc.  Savings  and  Retirement  Plan  as

          follows:








               TABLE OF CONTENTS



          ARTICLE   PAGE


          I    DEFINITIONS    1


          II   PARTICIPATION AND ENTRY DATE  17


          III  CONTRIBUTIONS  19


          IV   ADMINISTRATION OF FUNDS  37


          V    RETIREMENT BENEFITS 44


          VI   DEATH BENEFITS 47


          VII  VESTING AND SEPARATION FROM SERVICE     49


          VIII WITHDRAWALS AND LOANS    51


          IX   ADMINISTRATION 56


          X    AMENDMENT, TERMINATION AND MERGERS 59


          XI   MISCELLANEOUS PROVISIONS 63


          XII  TOP-HEAVY PROVISIONS     66






               ARTICLE I DEFINITIONS    DEFINITIONS    DEFINITIONS


               DEFINITIONS    DEFINITIONS    DEFINITIONS    DEFINITIONS


               DEFINITIONS    DEFINITIONS    DEFINITIONS    DEFINITIONS


               DEFINITIONS    DEFINITIONS    DEFINITIONS    DEFINITIONS


               DEFINITIONS




          1.01      "Account" shall mean with respect to a Participant  all

          of the various accounts  maintained to define such  Participant's proportionate interest in the Trust Fund as follows:

                    (a)  A "Salary Deferral Contribution Account" shall  be

          maintained  for  each  Participant  which  includes  the   Salary

          Deferral Contributions made on behalf of the Participant, and the appreciation or depreciation of the investments allocated to that

          Account and the income earned on such investments.

                    (b)  An  "After-Tax  Contribution  Account"  shall   be

          maintained for each Participant which includes the  Participant's

          After-Tax Contributions, and the appreciation or depreciation  of the investments allocated to that  Account and the income  earned on such investments.

                    (c)  A "Matching Employer  Contribution Account"  shall

          be maintained for  each Participant which  reflects the  Matching

          Employer Contributions  allocated  to  the  Participant  and  the appreciation or depreciation of the investments allocated to that






          Account and the income earned on such investments.

                    (d)  A "Discretionary  Employer  Contribution  Account"

          shall be  maintained  for  each Participant  which  reflects  the

          Discretionary Employer Contributions allocated to the Participant and the appreciation or depreciation of the investments allocated to that Account and the income earned on such investments.



                    (e)  A  "Rollover   Contribution  Account"   shall   be

          maintained for each Participant

          which reflects any rollover contribution made in accordance  with

          Section  3.12  and  the  appreciation  or  depreciation  of   the

          investments allocated to  that Account and  the income earned  on such investments.



          1.02      "Affiliated   Organization"   shall   mean   (i)    any

          corporation on  or  after the  date  it  becomes a  member  of  a controlled group of corporations  which includes the Company,  as determined under the  provisions of Section  414(b) of the  Code,

          (ii) any trade or  business, whether or  not incorporated, on  or after  it  comes  under  common  control  with  the  Company,  as

          determined  under  Section   414(c)  of  the   Code,  (iii)   any

          organization which is an  affiliated service organization  within the meaning of  Section 414(m) of  the Code, and  (iv) any  other entity required to  be aggregated pursuant  to regulations  under

          Section 414(o) of the Code.








          1.03      "Age"  or  "age"  shall  mean  the  chronological   age

          attained by the Participant at his most recent birthday or as  of such other date of reference as set forth in this Plan.



          1.04      "Board of Directors" shall mean the board of  directors

          of the Company.



          1.05      "Break-in-Service" shall mean a Plan Year during  which

          an Employee has not completed more than five hundred (500)  Hours of Service.



          1.06      "Code" means the Internal Revenue  Code of 1986 as  the

          same presently  exists, and  as it  may hereafter  be amended  or clarified by regulations, rulings, notices or other  publications of the Internal Revenue Service having legal effect.



          1.07      "Compensation" shall mean,  for any applicable  period,

          the total earnings of a Participant including bonuses,  overtime,

          commissions and any Salary  Deferral Contribution made on  behalf of the Participant under this Plan, and any contributions made by salary reduction to a plan established in accordance with Section

          125 or 129  of the Code.   Compensation  shall exclude  severance

          pay, reimbursements for expenses  and any other fringe  benefits.

          Compensation shall  not exceed  $200,000, or  such other  maximum amount as  set  forth  under  Section  401(a)(17)  of  the  Code,

          adjusted at the same time and in the same manner as under Section

          415(d) of the Code, except that the dollar increase in effect  on

          January 1  of  any calendar  year  is effective  for  Plan  Years beginning in such calendar year and  the first adjustment to  the

          $200,000  limitation  is  effected  on  January  1,  1990.     If

          Compensation is determined over a  Plan Year that contains  fewer than 12  calendar months,  the annual  compensation limit  is  an amount equal to  the annual compensation  limit for the  calendar year in which  the compensation period  begins multiplied by  the ratio obtained  by dividing  the number  of  full months  in  the period by 12.

                    In addition to other  applicable limitations set  forth

          in the Plan, and notwithstanding any other provision of the  Plan to the contrary, the annual  Compensation of each Employee  taken into account under the Plan shall not exceed the OBRA '93  annual

          compensation limit.   The OBRA '93  annual compensation limit  is

          $150,000, as adjusted  by the Commissioner  for increases in  the cost-of-living in accordance  with Section  401(a)(17)(B) of  the

          Internal Revenue Code.   The cost-of-living adjustment in  effect

          for a  calendar year  applies to  any  period, not  exceeding  12 months, over  which  Compensation  is  determined  (determination

          period) beginning  in such  calendar year.   If  a  determination

          period consists  of fewer  than 12  months, the  OBRA '93  annual

          compensation  limit  will  be  multiplied  by  a  fraction,   the

          numerator of which is the number  of months in the  determination period, and the denominator of which is 12.






                    Any reference  in this  Plan  to the  limitation  under

          Section 401(a)(17)  of  the  Code  shall  mean  OBRA  '93  annual compensation limit set forth in this provision.

                    If Compensation for any  prior determination period  is

          taken into account in determining an employee's benefits accruing in the  current  Plan  Year,  the  Compensation  for  that  prior

          determination  period  is   subject  to  the   OBRA  '93   annual

          compensation limit in effect for that prior determination period.

          For this purpose, for determination periods beginning before  the first day of the first Plan Year beginning on or after January 1,

          1994, the OBRA '93 annual compensation limit is $150,000.

                    In determining the  Compensation of  a Participant  for

          purposes of this  limitation, the rules  of Section 414(q)(6)  of the Code shall  apply, except in  applying such  rules, the  term

          "family" shall include only the spouse of the Participant and any lineal descendants of the Participant  who have not attained  age

          19 before the close of the Plan Year.



          1.08      "Contribution" shall  mean any  or all  of the  various

          types of contributions made under the Plan by Participants or the

          Employer, as described below:

                    (a)  "Salary Deferral  Contribution"  shall  mean  that

          portion of  the Contribution  made to  the Plan  on behalf  of  a

          Participant by his Employer through a salary reduction agreement,

          as described under Section 3.01.

                    (b)  "After-Tax Contribution" shall  mean that  portion

          of a Participant's Contribution  to the Plan  which he elects  to make independent of  a salary reduction  agreement, as  described under Section 3.02.

                    (c)  "Matching  Employer  Contribution"  shall  mean  a

          Contribution made by an Employer based on a Participant's  After-

          Tax Contribution  or Salary  Deferral Contribution  as  described under Section 3.04.

                    (d)  "Discretionary Employer Contribution" shall mean a

          Contribution made  by  an  Employer which  is  unrelated  to  any

          Participant Contributions, as described under Section 3.05.

                    (e)  "Qualified Non-elective Contribution" shall mean a

          Contribution made by an Employer (other than those listed  above)

          in order that the Plan will  satisfy the requirements of  Section

          3.06 for a Plan Year.  The  allocation may be made to all  Active

          Participants who are not  Highly-Paid Employees or, with  respect

          to  satisfaction  of   the  ADP  test,   only  to  those   Active

          Participants who have  made Salary Deferral  Contributions for  a

          Plan  Year  and  who  are   not  Highly-Paid  Employees.     Such

          Contributions shall be treated  as Salary Deferral  Contributions for all purposes under the Plan.



          1.09      "Contribution Percentage"  shall  mean  the  percentage

          determined by  dividing  (i)  the  sum  of  the  Salary  Deferral

          Contribution,   After-Tax    Contribution,   Matching    Employer

          Contribution and any Qualified Non-elective Contribution used  to satisfy the non-discrimination  requirements of  Section 3.06  or any combination of such  Contributions, whichever is  applicable,

          made by or on behalf of  a Participant for the applicable  period by (ii) his  compensation as defined  under Code Section  414(s).

          'ADP' shall  sometimes be  used herein  to refer  to the  average

          Contribution  Percentage   with   respect  to   Salary   Deferral

          Contributions   or   amounts    treated   as   Salary    Deferral

          Contributions.  'ACP' shall sometimes be used herein to refer  to the average  Contribution  Percentage with  respect  to  Matching

          Employer   Contributions   and   After-Tax   Contributions,    if

          applicable.



          1.10      "Date of Employment" shall mean the first date on which

          an Employee is credited with an Hour of Service for the Employer.



          1.11      "Disability" shall mean a physical or mental  condition

          of such severity and probable prolonged duration as to cause  the

          Participant to be unable to continue  his duties as an  Employee.

          The  existence  of  any  Disability  shall  be  determined  by  a physician chosen  by the  Plan  Administrator, based  on  medical evidence of a physical or mental impairment that can be  expected to last  more than  12 months  or result  in death,  or on  other uniform and  non-discriminatory criteria  as established  by  the

          Plan Administrator.  Notwithstanding the  foregoing,  eligibility

          for  Social  Security  Disability  benefits  or  for  long   term

          disability benefits  under  an  insured  plan  sponsored  by  the






          Employer shall be deemed conclusive proof of disability.



          1.12      "Effective Date" of this Plan shall mean April 1, 1996.



          1.13      "Eligible Employee"  shall mean  any Employee  who  has

          completed three  (3)  months  of service  and  has  attained  age twenty-one (21), excluding any person whose terms and  conditions of employment  are determined  by  collective bargaining  with  a third party and with respect to  whom inclusion in this Plan  has not been  provided for  in  the collective  bargaining  agreement setting forth those terms and conditions of employment.  The term

          "Eligible  Employee"  also  shall  not  include  any  independent contractor, leased employee, or a non-resident alien who receives

          no United States  source income.   For purposes  of this  Section

          1.13, an Eligible Employee will be deemed to have completed three

          (3) months of service if he is  in the employ of the Employer  at any time three (3) months after his Date of Employment.



          1.14      "Employee" shall mean any  employee of the Employer  or

          an  Affiliated  Organization,  including  a  leased  employee  as defined under Section 414(n) of the Code.

                    The term "leased employee" means any person (other than

          an employee of  the recipient  organization) who  pursuant to  an agreement between the recipient organization and any other person

          ("leasing organization") has performed services for the recipient organization (including related persons determined in  accordance with Section 414(n)(6) of the Code) on a substantially  full-time basis for at least one (1) year, and such services are of a  type historically performed by employees in the business field of  the

          recipient organization.   Contributions  or benefits  provided  a

          leased  employee   by   the  leasing   organization   which   are

          attributable to  services performed  for the  recipient  employer shall be treated as provided by the recipient employer.

                    A leased employee shall  not be considered an  employee

          of the recipient organization if: (i) such employee is covered by a money purchase pension plan providing immediate  participation,

          full  and  immediate   vesting  and   a  nonintegrated   employer

          contribution rate of at least  ten (10%) percent of  compensation

          (as defined  in  Section 415(c)(3)  of  the Code,  but  including

          amounts  contributed  by  the  employer  pursuant  to  a   salary

          reduction agreement  which  are excludable  from  the  employee's gross income under Section 125, Section 402(a)(8), Section 401(h)

          or Section 403(b) of the Code).  Also, the leased employees  must

          not constitute more than twenty   percent (20%) of the  recipient

          organization's nonhighly compensated workforce.



          1.15      "Employer" shall  mean  Shared  Technologies  Cellular,

          Inc. (hereinafter sometimes  referred to as  the "Company"),  and its  subsidiaries  and  affiliates  and  any  successor  entities thereto which  adopt  this Plan  and  join in  the  corresponding






          Trust.  The term "Employer" shall  also include any other  entity which, with the  consent of the  Plan Administrator, adopts  this

          Plan and joins in the corresponding  Trust.  The term  "Employer"

          shall not include any subsidiary affiliate of the Company  unless such subsidiary  or affiliate  is specifically  designated as  an

          Employer in this Plan or subsequently adopts this Plan and  joins in the corresponding Trust.

                    "Employer Securities" shall mean shares of common stock

          of Shared  Technologies Cellular,  Inc. traded  on NASDAQ  (Small

          Cap) under the  symbol STCL.   "Employer  Securities" shall  also

          mean shares of common stock  of Shared Technology Fairchild  Inc.

          traded on NASDAQ under the symbol STCH, which shall be liquidated and invested pursuant to Participant investment elections  during

          1997, in accordance with Article IV of the Plan.



          1.16      "Entry Date" shall mean April 1, 1996, October 1,  1996

          and each January 1st, April 1st,  July 1st and October 1st  after the Effective Date during which the Plan remains in effect.





          1.17      "ERISA" means the  Employee Retirement Income  Security

          Act of 1974 (P.L. 93-406), including all amendments thereto.



          1.18      "Fund" or "Trust Fund" shall mean all of the assets  of

          the Plan held by  the Trustees (or any  nominees thereof) at  any time under the Trust Agreement.



          1.19      "Highly-Paid Employee"  shall  mean  any  Employee  who

          during the current or  preceding Plan Year (`determination  year'

          and `look back year', respectively):

                    (a)  was at any time a 5%  owner of the Employer or  an

          Affiliated Organization; or

                    (b)  received compensation for such Plan Year in excess

          of $75,000 or such higher amount as provided under Section 414(q)

          of the Code, as adjusted at the same time and in the same  manner as under Section 415(d) of the Code; or

                    (c)  received compensation for such Plan Year in excess

          of $50,000 or such higher amount as provided under Section 414(q)

          of the Code, as adjusted at the same time and in the same  manner as under Section 415(d) of  the Code, provided such  compensation exceeded that of  80% of all  Employees for  the applicable  Plan

          Year; or

                    (d)  was at any time an officer  of the Employer or  an

          Affiliated Organization, and received compensation for such  Plan

          Year in excess of  $45,000, as adjusted at  the same time and  in the same  manner as  under Section  415(d) of  the Code  (or,  if higher, 50% of the amount in effect under Section 415(b)(1)(A) of the Code for such Plan Year).

                    For  each  Plan  Year  for  which  a  determination  in

          accordance with the above paragraph is being made, any individual not described in subparagraph (b), (c)  or (d) for the  preceding

          Plan Year (without regard to this paragraph) shall not be treated as described in subparagraph (b), (c) or (d) for the current Plan

          Year unless  such  individual  is  among  the  one-hundred  (100)

          highest paid Employees for the current Plan Year.

                    In no event  shall the  number of  officers taken  into

          account under subparagraph  (d) exceed  the lesser  of (i)  fifty

          (50), and (ii) the greater of (A)  three or (B) 10% of the  total

          Employees.   Furthermore, if  no officer  of the  Employer or  an

          Affiliated Organization is  described in subparagraph  (d) for  a

          Plan Year,  then the  highest paid  officer shall  be treated  as described in subparagraph (d) for such Plan Year.

                    The  term  "Highly-Paid  Employee"  shall  include  any

          highly paid former  employee who separated  from service (or  was deemed to  have  separated)  prior  to  the  determination  year,

          performs no  service for  the Employer  during the  determination year, and was  a Highly-Paid Employee  for either the  separation year or any determination year ending on or after the  Employee's

          55th birthday.

                    Effective January 1, 1997, this paragraph shall be null

          and void for all  Plan Years commencing on  and after January  1,

          1997.  If an  Employee is, during a  determination year or  look-

          back year, a family  member of either a  five percent (5%)  owner who is an active or former Employee or a Highly-Paid Employee who is one of the ten (10)  most highly compensated Employees  ranked on the basis  of Compensation paid  by the  Employer during  such year, then the family member and  the five percent (5%) owner  or top-ten Highly-Paid Employee shall be aggregated.  In such  case,

          the family member and five percent (5%) owner or top-ten  Highly-

          Paid Employee shall  be treated  as a  single Employee  receiving compensation and plan contributions or benefits equal to the  sum of such compensation and contributions or benefits of the  family member and five  percent owner or  top-ten Highly-Paid  Employee.

          For purposes of this Section, family member includes the  spouse,

          lineal ascendants  and  descendants  of the  Employee  or  former

          Employee  and  the   spouses  of  such   lineal  ascendants   and

          descendants.

                    The determination  of who  is a  Highly-Paid  Employee,

          including the  determinations  of  the  number  and  identity  of

          Employees in  the  top-paid  group, the  top  one  hundred  (100)

          Employees, the number  of Employees treated  as officers and  the compensation that is considered, will be made in accordance  with

          Section 414(q)  of the  Code.   In  determining the  identity  of

          Highly-Paid Employees for a  determination year, the Company  may make the calendar year election  provided for in Answer 14(b)  of

          Treasury Reg. Section 1.414(q)-IT.



          1.20      "Hour of Service" shall mean the following:

                    (a)  An Hour  of  Service is  each  hour for  which  an

          Employee is paid, or entitled to payment, for the performance  of duties for the Employer or an Affiliated Organization during  the

          Plan Year.

                    (b)   An Hour  of Service  is each  hour for  which  an

          Employee is paid,  or entitled  to payment,  (either directly  or indirectly), by  the Employer  or an  Affiliated Organization  on

          account of a period of time during which no duties are  performed

          (irrespective  of   whether  the   employment  relationship   has

          terminated)  due  to   vacation,  holiday,  illness,   incapacity

          (including



          disability), lay-off,  jury  duty,  military  duty  or  leave  of absence.  Notwithstanding the preceding sentence:

                                   (i)  No more than  501 Hours of  Service

                             shall be credited under this paragraph (b)  to

                             an   Employee  on   account  of   any   single

                             continuous  period during  which the  Employee

                             performs  no  duties  (whether  or  not   such

                             period  occurs in a  single Plan Year)  except

                             as  the following provisions  may result in  a

                             credit of more than 501 Hours of Service:

                                                  (1)  If    an    Employee

                                   receives full pay during any  authorized

                                   leave of absence, and he returns to work

                                   after such absence, he shall be credited

                                   with an Hour  of Service  for each  hour






                                   for which he was paid.

                                                  (2)  If an Employee is on

                                   a paid sick leave,  he shall receive  an

                                   Hour of Service  for each  hour that  he

                                   would have normally  worked during  such

                                   leave.

                                                  (3)  If  an  Employee  is

                                   absent  in  military  service,  and   he

                                   retained re-employment rights under  the

                                   law, and he completed requirements under

                                   the law  as  to  re-employment  and  was

                                   re-employed, he shall  be credited  with

                                   an Hour of Service for each hour that he

                                   would have  normally worked  had he  not

                                   entered  military  service  solely   for

                                   purposes  of   determining  his   vested

                                   rights; and

                                                  (4)  If    an    Employee

                                   transfers to an employment status  which

                                   is ineligible  to  participate  in  this

                                   Plan, he  will continue  to be  credited

                                   with  Hours  of  Service  as   described

                                   above, for purposes  of determining  his

                                   vested rights.  However, he will receive

                                   no Hours  of  Service  for  purposes  of






                                   determining  his  right  to  receive   a

                                   Contribution to  his Account  after  the

                                   date of his change in employment status.

                                   ( ii)     An hour for which an  Employee

                             is  directly or indirectly  paid, or  entitled

                             to  payment,  on account  of a  period  during

                             which   no  duties  are   performed,  is   not

                             required  to be  credited to  the Employee  if

                             such  payment  is made  or  due under  a  plan

                             maintained   solely   for   the   purpose   of

                             complying     with     applicable      workers

                             compensation,  unemployment  compensation   or

                             disability insurance laws; and

                                   (iii)     Hours  of   Service  are   not

                             required  to be credited  for a payment  which

                             solely  reimburses an Employee for medical  or

                             medically  related  expenses incurred  by  the

                             Employee.

                    (c)  An hour  worked at  overtime or  premium pay  will

          count as only one Hour of Service under the Plan.

                    (d)  An  Hour of Service  is each hour  for which  back

          pay, irrespective of mitigation of damages, is either awarded  to or agreed to by  the Employer.  The  same Hours of Service  shall not be credited both under paragraph (a) or paragraph (b), as the case may be, and under this paragraph (d).  Crediting of Hours of






          Service for each pay awarded shall be subject to the  limitations set forth in paragraphs (a), (b) and (c).

                    (e)   An Hour  of Service  shall also  be credited  for

          reasons other than the performance  of duties in accordance  with

          Department  of   Labor   Regulations,   Section   2530.200b-2(b).

          Further, the computation periods  used for purposes of  crediting

          Hours of Service shall be in accordance with Department of  Labor

          Regulations, Section 2530.200b-2(c).   If  an Employer  does  not

          maintain hourly  records  with  respect  to  any  Employee,  such

          Employee shall be credited with forty-five (45) Hours of  Service for each week in which he is entitled to be credited with an Hour of Service.



          1.21      "Named  Fiduciary"   shall  mean   the  Employer,   the

          Trustee(s) and  the Plan  Administrator.   Each  named  Fiduciary

          shall have only those particular powers, duties, responsibilities and obligations  as are  specifically given  him under  the  Plan and/or the Trust Agreement.



          1.22      "Normal Retirement Date"  shall mean the  Participant's

          attainment of Age 65.

          1.23      "Participant" shall mean any person who is eligible  to

          receive benefits under  the Plan.   The term "Participant"  shall

          include an  Active Participant  (each Eligible  Employee who  has satisfied the participation requirements of Section 2.01 as of an applicable Entry Date or who  has made a Rollover  Contribution),

          Terminated Vested Participants (former Employees who are entitled at some future  date to the  distribution of  benefits from  this

          Plan), and Inactive Participants (former Participants who are not

          Terminated Vested Participants and who continue to be employed in

          a  non-covered  class  by  an   Employer  or  by  an   Affiliated

          Organization).



          1.24      "Plan" shall  mean  the Shared  Technologies  Cellular,

          Inc. Savings and Retirement Plan as set forth herein, and as  the same may from time to time hereafter be amended.



          1.25      "Plan Administrator" or "Administrator" shall mean  the

          Employer, or the persons or committee  named as such pursuant  to the provisions of Article IX hereof.



          1.26      "Plan Year"  shall  mean  the  nine  (9)  month  period

          beginning on  April 1,  1996 and  ending  on December  31,  1996.

          Thereafter, "Plan Year"  shall mean  a twelve  (12) month  period beginning on January 1st and ending on each December 31st.



          1.27      "Qualified Spouse"  shall mean  a  spouse to  whom  the

          Participant is  married at  his date  of death  and to  whom  the

          Participant has been married for at least one year.






          1.28      "Trust Agreement"  shall mean  the Shared  Technologies

          Cellular, Inc. Savings and Retirement Plan Trust Agreement as the

          same presently exists and as it  may from time to time  hereafter be amended.



          1.29      "Trustees"  shall  mean   the  party   or  parties   so

          designated pursuant to the Trust Agreement.



          1.30      "Valuation Date" shall mean the  last day of each  Plan

          Year and any other date as of which the Plan Administrator elects to make a valuation of Plan Accounts.



          1.31      "Wage Base" shall mean the amount of compensation  with

          respect to which old age  and survivors insurance benefits  would be provided for a Participant under  the Social Security Act,  as in effect for the calendar year in which the Plan Year commences.



          1.32      "Year of Service" shall  mean a Plan  Year in which  an

          Employee has completed  at least  one thousand  (1,000) Hours  of

          Service.

                    Years   of   Service   credited   under   the    Shared

          Technologies, Inc. Savings and Retirement Plan shall be  credited as Years of Service under this Plan through March 31, 1996.

                    All Years  of Service  shall be  counted regardless  of

          whether or not such years are continuous.






               ARTICLE II     PARTICIPATION AND ENTRY DATE  PARTICIPATION


          AND ENTRY DATE PARTICIPATION AND ENTRY DATE  PARTICIPATION    AND



          ENTRY DATE     PARTICIPATION AND ENTRY DATE  PARTICIPATION    AND



          ENTRY DATE     PARTICIPATION AND ENTRY DATE  PARTICIPATION    AND



          ENTRY DATE     PARTICIPATION AND ENTRY DATE  PARTICIPATION    AND



          ENTRY DATE     PARTICIPATION AND ENTRY DATE  PARTICIPATION    AND



          ENTRY DATE     PARTICIPATION AND ENTRY DATE  PARTICIPATION    AND



          ENTRY DATE     PARTICIPATION AND ENTRY DATE


               PARTICIPATION AND ENTRY DATE




          2.01      Initial Eligibility.


                    Each Employee  who  is  a  Participant  in  the  Shared

          Technologies, Inc. Savings and Retirement Plan immediately  prior to  the  Effective  Date  of  this  Plan  shall  be  eligible  to participate in this Plan as of  such Effective Date.  Each  other

          Employee shall be eligible to become  a Participant on the  Entry

          Date coincident with or next following the date he first  becomes an Eligible Employee.



          2.02      Plan Participation.






                    Each  Employee  who  is  eligible  to  participate   in

          accordance with  Section  2.01  shall  complete  such  forms  and provide  such  data  as  are  reasonably  required  by  the  Plan

          Administrator as a precondition to Plan participation.  In  order to receive  a Salary  Deferral Contribution,  a Participant  must enter into a salary reduction agreement to be effective as of  an

          Entry Date, electing to reduce his  salary by an amount equal  to

          his  Salary  Deferral  Contribution.    A  Participant's   Salary

          Deferral Contribution  for any  Plan Year  shall not  exceed  the lesser of  (i) 15%  of  his Compensation  for  the Plan  Year  or

          portion  of  such  Plan  Year  during  which  he  was  an  Active

          Participant, subject to the limitations set forth in Article III,

          and (ii)  $9,500,  or  such higher  maximum  contribution  for  a taxable year  as may  be permitted  under Section  402(g) of  the

          Code.  The Plan Administrator shall determine the minimum  and/or maximum permitted  salary reduction  for any  applicable  period.

          Any  maximum  permitted  salary   reduction  may  apply  to   all

          Participants or solely to those Participants who are  Highly-Paid

          Employees.   Participants  shall  make  separate  elections  with

          respect to Salary Deferral  and After-Tax Contributions, and  the

          election of either type of contribution shall not, in any way, be

          contingent upon  any other  election made  under  the Plan.    By

          becoming a Participant,  an Employee  shall for  all purposes  be deemed conclusively to  have assented  to the  provisions of  the

          Plan, the corresponding Trust Agreement and to all amendments  to such instruments.



          2.03      Reemployment.


                    In the event an Employee terminates employment, and  is

          reemployed, he shall be eligible to be admitted or readmitted  as an Active Participant coincident with or next following the  date he becomes an Eligible Employee.



          2.04      Change in Status.


                    In the event that a person who has been an Employee  in

          an employment status not eligible for participation in this  Plan subsequently becomes eligible by reason of a change in status, he shall be  eligible to  become a  Participant  on the  Entry  Date coincident with or next following the date on which he becomes an

          Eligible Employee.






               ARTICLE III    CONTRIBUTIONS  CONTRIBUTIONS  CONTRIBUTIONS


               CONTRIBUTIONS  CONTRIBUTIONS  CONTRIBUTIONS  CONTRIBUTIONS


               CONTRIBUTIONS  CONTRIBUTIONS  CONTRIBUTIONS  CONTRIBUTIONS


               CONTRIBUTIONS  CONTRIBUTIONS  CONTRIBUTIONS  CONTRIBUTIONS


               CONTRIBUTIONS




          3.01      Salary Deferral Contributions.


                    The Employer will make  a Salary Deferral  Contribution

          to the Plan for  each Active Participant who  has entered into  a salary reduction agreement, in  accordance with Section 2.02,  as determined by such salary reduction agreement.  In addition,  for any Plan Year,  an Employer may  elect to make  a Qualified  Non-

          elective   Contribution   (including    a   qualified    matching

          Contribution) allocable only  to those Participants  who are  not

          Highly-Paid Employees,  in  order  that  the  Plan  will  satisfy

          requirements  of  Section   3.06  for  such   Plan  Year.     Any

          Contribution made in accordance with the preceding sentence shall be allocated among  applicable Participants in proportion to  the ratios of each such  Participant's Compensation or, with  respect to satisfaction of the ADP test,  only to those Participants  who

          have  made  Salary   Deferral  Contributions   (under  the   same

          allocation procedure used for Matching Employer Contributions  or pro-rata).  Matching Employer  Contributions used to satisfy  the

          test  described  under   Section  3.06  must   comply  with   the

          Regulations under Code Section 1.401(k)-1(b)(3).

                    "Excess  Elective  Deferrals"  shall  mean  any  Salary

          Deferral Contributions which exceed  the dollar limitation  under

          Code Section 402(g).   Such  Excess Elective  Deferrals shall  be

          treated as  annual  additions  under the  Plan  unless  they  are distributed in accordance with this Article.

                    A Participant  may  assign  to  this  Plan  any  Excess

          Elective Deferrals made during a taxable year of the  Participant by providing  fifteen  (15)  days  written  notification  to  the

          Administrator of the amount of  the Excess Elective Deferrals  to be assigned to this Plan.  Such notice shall be provided no later than the first March 1st following the close of the  individual's

          tax  year.    Excess  Elective  Deferrals  with  respect  to  the

          combination of  Excess  Elective Deferrals  and  deferrals  under another plan  of  deferred  compensation of  an  Employer  or  an

          Affiliated Organization  may  automatically be  returned  to  the

          Participant.

                    Notwithstanding any other provision of the Plan, Excess

          Elective Deferrals, plus any income and minus any loss  allocable thereto, shall be  distributed no later  than April  15th to  any

          Participant to  whose  Account  Excess  Elective  Deferrals  were assigned for the  preceding year and  who claims Excess  Elective

          Deferrals for such taxable year.






                    Excess Elective  Deferrals shall  be adjusted  for  any

          income or loss.  The income or loss allocable to Excess  Elective

          Deferrals is the  income or loss  allocable to the  Participant's

          Account for  the  taxable  year multiplied  by  a  fraction,  the

          numerator  of  which  is   such  Participant's  Excess   Elective

          Deferrals for  the  year and  the  denominator of  which  is  the

          Participant's Salary Deferral Contribution Account without regard to any income or loss occurring during such taxable year.



          3.02      After-Tax Contributions.


                    Participants may elect to make After-Tax  Contributions

          to the Trust  for each  Plan Year in  amounts not  less than  one percent (1%)  of Compensation  provided that  the combined  total percentage of Compensation of  the Salary Deferral  Contributions

          and After-Tax Contributions elected by  a Participant for a  Plan

          Year does not exceed  20% of a  Participant's Compensation for  a

          Plan Year or any applicable period.



          3.03      Method of Contribution.


                    Salary Deferral and After-Tax Contributions may be made

          by periodic payroll deductions or on such other basis as shall be

          determined from time to time by the Plan Administrator.   Nothing

          contained herein shall preclude  the Plan Administrator from  not allowing Salary Deferral or After-Tax Contributions to be made by any Participant in accordance with Section 3.06 or from  limiting the number of payroll  periods in a Plan  Year during which  such

          Contributions are permitted.  A Participant may elect an increase or decrease in his  Salary Deferral Contribution(s) or  After-Tax

          Contributions,  provided  that  written  notice  of  such  change

          (including  amendment  of  a   salary  reduction  agreement,   if

          applicable) is  submitted  to  the Plan  Administrator  at  least fifteen (15) days in  advance of the  effective date, which  date shall be the first day of a calendar quarter.  A Participant  may cease Contributions as  of any payroll  period upon fifteen  (15)

          days written notice.

                    No contributions may  be made by  or on  behalf of  any

          Participant during  any period  that he  is receiving  long  term disability benefits, worker's compensation benefits or while  the

          Participant is on a leave of absence for which no Compensation is being paid from the Employer.



          3.04           Matching Employer Contributions.


                    The Employer may elect, in its sole discretion, to make

          Matching Employer Contributions  in cash or  in shares of  Shared

          Technologies Cellular, Inc. stock for a Plan Year for



          each  Active  Participant   on  whose   behalf  Salary   Deferral

          Contributions and After-Tax Contributions  have been made  during the Plan Year.



                    For any Plan Year, the Matching Employer  Contributions

          shall be allocated  to the  Account of  each Active  Participant.

          The allocation  shall  be  fifty percent  (50%)  (or  such  other percentage as determined  by the Board  of Directors  for a  Plan

          Year) of the total amount  of After-Tax Contributions and  Salary

          Deferral Contributions not in excess of ten percent (10%) of each

          Participant's Compensation for each  Active Participant for  such

          Plan Year.



          3.05      Discretionary Employer Contributions.


                    For any Plan Year, an Employer  may elect, in its  sole

          discretion, to make a Discretionary Employer Contribution.  If  a

          Discretionary Employer  Contribution is  made, then  it shall  be allocated as of the last day of  the Plan Year to the Account  of each Active Participant who is actively employed as of such date.

          Any individual who is terminated prior to the last day of a  Plan

          Year but who is  receiving severance pay as  of such date,  shall not be deemed to  be actively employed  as of the  last day of  a

          Plan  Year.    The  Discretionary  Employer  Contribution  amount

          allocated to each such Participant shall  be an amount chosen  by

          the  Company  to   be  allocated   under  (a) below.     If   any

          Discretionary Employer Contribution remains, such amount shall be allocated in accordance with (b) below.

                    (a) An amount shall be allocated equal to a  percentage

          of  each   such  Participant's   Compensation  earned   while   a

          Participant for such Plan Year, plus  the same percentage of  the excess of  (i) such  Participant's  Compensation earned  while  a

          Participant for the Plan Year above  (ii) the Wage Base for  such



          Plan Year.   However,  the percentage  of Compensation  used  for

          allocations above the  Wage Base shall  not exceed  5.7% or  such other percentage which  equals the  maximum percentage  permitted under Code Section 401(l).

                    (b) Any remaining  Discretionary Employer  Contribution

          shall be allocated to each such Participant in proportion to  the ratio that each  such Participant's Compensation  earned while  a

          Participant bears to such  eligible Compensation of all  eligible

          Participants for the Plan Year.



          3.06      Non-Discrimination Test.


                    For any Plan Year, the average Contribution  Percentage

          for Highly-Paid  Employees determined  based on  Salary  Deferral

          Contributions (ADP) and separately based on the sum of  After-Tax

          Contributions and any Matching Employer Contributions (ACP) shall not exceed the greater of:

                    (a)  1.25  multiplied   by  the  average   Contribution

          Percentage for  all Eligible  Employees who  are not  Highly-Paid

          Employees; or

                              (b)  the lesser of

                                   ( i) twice  the   average   Contribution

                             Percentage for all Eligible Employees who  are

                             not Highly-Paid Employees; and

                                   (ii) the average Contribution Percentage

                             for   all  Eligible  Employees  who  are   not

                             Highly-Paid Employees, plus two percent (2%).

                    If the limitation described under subsection (b)  above

          is applied  with respect  to  Salary Deferral  Contributions,  it shall not  be  applied  with respect  to  the  sum  of  After-Tax

          Contributions   and   Matching   Employer   Contributions,    and

          vice-versa, except  as otherwise  permitted under  the  following

          Definitions and Special Rules Section describing the multiple use test.

                    For purposes of  this Section,  an Excess  Contribution

          shall mean the excess of a Highly-Paid Employee's Salary Deferral

          Contribution   (or   amounts    treated   as   Salary    Deferral

          Contributions) over the maximum  amount of such Contributions  as provided under the above test.

                    For  purposes   of  this   Section,  Excess   Aggregate

          Contributions shall mean  the excess of  the aggregate amount  of

          After-Tax Contributions and Matching Employer Contributions which were made on behalf of Highly-Paid  Employees for any Plan  Year,

          over the maximum amount of  such Contributions as provided  under the above test.

                    The   Excess   Contributions   or   Excess    Aggregate

          Contributions, whichever  is applicable,  shall be  allocated  by reducing the actual  Contribution Percentage  of the  Highly-Paid

          Employee with the highest  actual Contribution Percentage.   Such

          Contribution Percentage shall  be reduced  until the  Highly-Paid

          Employee with the highest actual Contribution Percentage is equal to that of the Highly-Paid Employee with the next highest  actual

          Contribution Percentage or until the above test is passed.   This

          process shall  be repeated  until the  test  is passed  and  such

          leveling  method   shall   determine   the   amount   of   Excess

          Contributions attributable  to each  Highly-Paid Employee.    The






          Excess Aggregate Contribution  amount shall  be determined  after any Salary Deferral Contributions  are recharacterized as  After-

          Tax Contributions.

          Definitions and Special Rules:

                    "Aggregate Limit" shall mean the sum of (i) 125 percent

          of the greater of  the ADP of  the Non-Highly-Paid Employees  for the Plan Year or the ACP  of Non-Highly-Paid Employees under  the

          Plan subject to Code Section 401(m)  for the Plan Year  beginning with or within the Plan Year of the cash or deferred  arrangement

          (`CODA') and (ii) the  lesser of 200% or  two plus the lesser  of

          such ADP or ACP.   `Lesser' is substituted  for `greater' in  (i)

          above and `greater' is substituted  for `lesser' after `two  plus the' in (ii) if it would result in a larger Aggregate Limit.

                    A multiple use method may be  used in order to  satisfy

          the non-discrimination test if one or more Highly-Paid  Employees participate in both a CODA and a plan maintained by the  Employer subject to the ACP test.  If the sum of the ADP and ACP of  those

          Highly-Paid Employees subject to either or both tests exceeds the

          Aggregate Limit, then the ACP of those Highly-Paid Employees  who also participate in a CODA will  be reduced (beginning with  such

          Highly-Paid Employee whose ACP is the highest) so that the  limit is not exceeded.  The amount by which each Highly-Paid Employee's

          Contribution Percentage amount is reduced shall be treated as  an

          Excess Aggregate Contribution.   The ADP and  ACP of the  Highly-

          Paid Employees are determined  after any corrections required  to meet the ADP and ACP tests.  Multiple use does not occur if  both the ADP and ACP of the Highly-Paid Employees does not exceed 1.25 multiplied by the ADP and ACP of the Non-Highly Paid Employees.

                    For purposes of determining the Contribution Percentage

          test, After-Tax Contributions are considered to have been made in the Plan Year in which contributed to the trust.  Salary Deferral

          Contributions, Matching Employer Contributions and Qualified Non-

          elective Contributions will  be considered made  for a Plan  Year only if made  no later than  the end of  the twelve-month  period beginning on the day after the close of the Plan Year.

                    The  Employer  shall  maintain  records  sufficient  to

          demonstrate satisfaction of  the above  tests and  the amount  of

          Qualified   Non-elective   Contributions,   including   qualified

          matching Contributions, if applicable, used in the test.

                    The determination  and  treatment of  the  Contribution

          Percentage  of   any  Participant   shall  satisfy   such   other

          requirements as  may  be  prescribed  by  the  Secretary  of  the

          Treasury.

                    A Participant may treat his Excess Contributions  under

          Section 3.01 as an amount distributed to the Participant and then

          contributed  by   such   Participant   to   the   Plan.      Such

          recharacterized amounts will remain nonforfeitable and subject to

          the   same   distribution   requirements   as   Salary   Deferral

          Contributions.  Amounts may not  be recharacterized by a  Highly-

          Paid Employee to the extent that such amount, in combination with other After-Tax Contributions made by that Employee, would exceed any stated limit under the Plan on After-Tax Contributions.

                    Recharacterization must  occur no  later than  two  and

          one-half months after the last day of the Plan Year in which such






          Excess Contributions arose and is deemed to occur no earlier than the date the last Highly-Paid Employee is informed in writing  of

          the  amount   recharacterized  and   the  consequences   thereof.

          Recharacterized amounts will  be taxable to  the Participant  for the Participant's tax  year in which  the Participant would  have received them in cash.

                    Prior to January 1, 1997, if a Highly-Paid Employee  is

          subject to the family aggregation rules of the Code, the combined

          actual  Contribution   Percentage  (based   on  Salary   Deferral

          Contributions and separately based on After-Tax Contributions and

          Matching Employer Contributions)  for the family  group shall  be

          treated  as  one  Highly-Paid  Employee.    The  combined  actual

          Contribution Percentage  shall  be  determined  as  the  combined actual Contribution Percentage  of all  eligible family  members.

          The Excess Contributions  or Excess  Aggregate Contributions  for

          the family members shall be allocated in proportion to the  ratio of such Contributions for each family member.

                    Any distribution or forfeiture of Excess  Contributions

          or Excess Aggregate Contributions for any Plan Year shall be made based on the respective portions of such amounts attributable  to each Highly-Paid Employee.

                    Excess Contributions or Excess Aggregate  Contributions

          shall be adjusted  for any income  or loss.   The income or  loss

          allocable to such Contributions is  the income or loss  allocable to the Participant's Account  for the Plan  Year multiplied by  a fraction, the  numerator of  which is  such Participant's  Excess

          Contributions or Excess Aggregate Contributions for the year  and the denominator  is  the Participant's  Account  attributable  to satisfaction of ADP and ACP  test (as applicable) without  regard to any income or loss occurring during such Plan Year.

                    Notwithstanding  the  preceding  paragraph,  any  other

          reasonable method for  computing the income  allocable to  Excess

          Contributions or  Excess  Aggregate Contributions  may  be  used,

          provided  that  the   method  is   non-discriminatory,  is   used

          consistently  for  all  Participants   and  for  all   corrective

          distributions under the Plan  for the Plan Year,  and is used  by the Plan for allocating income to Participants' Accounts.

                    Excess Contributions and Excess Aggregate Contributions

          shall be forfeited, or if  not forfeitable, distributed from  the

          Participant's various Accounts in proportion to the ratio of such

          Participant's applicable Accounts.  Excess Contributions shall be

          distributed  from   the  Participant's   Qualified   Non-elective

          Contribution  Account  only  to  the  extent  that  such   Excess

          Contributions exceed  the  balance in  the  Participant's  Salary

          Deferral Account and Matching Contribution Account.

                    Forfeitures of Excess Aggregate Contributions shall  be

          applied to  reduce  Employer  Contributions  in  accordance  with

          Section 3.07.

                    Excess Contributions or Excess Aggregate Contributions,

          plus any income and  minus any loss  allocable thereto, shall  be forfeited, or if not forfeitable,  distributed no later than  the last day of each Plan Year to Participants to whose Accounts such

          Contributions were allocated  for the  preceding Plan  Year.   If

          such excess amounts are distributed more than 2 1/2 months  after the last day of the Plan Year in which such excess amounts arose,

          a ten percent (10%)  excise tax will be  imposed on the  Employer maintaining the Plan with respect to  such amounts to the  extent required by law.

                    In the event that this Plan satisfies the  requirements

          of Sections 401(k), 401(m), 401(a)(4), or 410(b) of the Code only if aggregated with  one or more  other plans, or  if one or  more other plans satisfy the requirements of such Sections of the Code only if aggregated with this Plan,  then this Section 3.06  shall

          be  applied  by  determining   the  Contribution  Percentage   of

          Employees as if  all such  plans were a  single plan.   For  Plan

          Years beginning after December 31, 1989, plans may be  aggregated in order to satisfy Section 401(k) or 401(m) of the Code only  if they have the same Plan Year.

                    The ADP  for  any  Participant  who  is  a  Highly-Paid

          Employee for the  Plan Year and  who is eligible  to have  Salary

          Deferral Contributions  (or amounts  treated as  Salary  Deferral

          Contributions for purposes of the ADP  test) allocated to his  or her accounts under two or more arrangements described in  Section

          401(k) of the Code that are maintained by the Employer, shall  be determined as  if such  Contributions were  made under  a  single arrangement.  If  a Highly-Paid Employee  participates in two  or more cash  or  deferred  arrangements that  have  different  Plan

          Years, all cash  or deferred arrangements  ending with or  within the same calendar year shall be treated as a single arrangement.

                    In the event that any  provisions of this Section  3.06

          are no longer  required or  applicable for  qualification of  the






          Plan under  the  Code, then  any  applicable provisions  of  this

          Section 3.06 shall thereupon be void.



          3.07      Forfeitures.


                    As of  the  end  of each  Plan  Year,  any  forfeitures

          occurring during  such Plan  Year  resulting from  an  Employee's termination of employment and election to receive a  distribution prior to being  one hundred percent  (100%) vested in  accordance

          with  Section  7.01  shall  first  be  applied  to  restore   the

          previously  forfeited   accounts,   if  applicable,   of   former

          Terminated Vested Participants  who have been  reemployed.  If  a

          Participant  elects  to  defer  his  distribution  the  resulting forfeiture (subject to Section 7.03) shall occur after a one year

          Break-in-Service.

                    Any remaining  portion  of  the  total  forfeiture  not

          applied in accordance with the preceding paragraph shall be  used to reduce  a  Matching  Employer  Contribution  or  Discretionary

          Employer Contributions.

                    Should a Participant who is  0% vested in his  Matching

          Employer Contribution  and  Discretionary  Employer  Contribution

          Accounts under Section 7.01 terminate employment, he shall  cease to  be  a  Participant  (unless  reemployed)  and  the  resulting

          forfeiture   of   his   Matching   and   Discretionary   Employer

          Contribution Accounts shall be deemed a full distribution of such

          Accounts.

                    If a terminated  Participant who was  0% vested in  his






          Matching  Employer   Contribution  and   Discretionary   Employer

          Contribution  Accounts  and  was   deemed  to  have  received   a

          distribution is subsequently reemployed by the Employer prior  to the occurrence  of five  consecutive one  year  Breaks-in-Service after the  date  of his  termination  of employment,  any  amount forfeited shall be reinstated to his Account.

          3.08      Maximum Employer Contributions.


                    Notwithstanding the above, the  total amount of  Salary

          Deferral  Contributions,  Matching  Employer  Contributions   and

          Discretionary Employer Contributions for any Plan Year shall  not exceed an  amount equal  to fifteen  percent (15%)  of the  total compensation of all Participants  for such Plan  Year.  Prior  to

          January 1, 1998, such compensation shall be reduced

          by any Salary Deferral Contributions made by the Participant  and also reduced by any contributions made  by salary reduction to  a plan established in accordance  with Sections 125  or 129 of  the

          Code.









          3.09      Time of Payment.


                    Matching  Employer   Contributions  and   Discretionary

          Employer Contributions may be made at  any time on or before  the

          date  required  for  deduction  of  such  Contributions  on   the

          Employer's Federal income tax return.








          3.10      Annual Additions Limitation.


                    Defined contribution dollar  limitation: $30,000 or  if

          greater, one-fourth of the defined benefit dollar limitation  set forth in  Section 415(b)(1)  of the  Code as  in effect  for  the limitation year.

                    Notwithstanding the above  provisions of this  Article,

          in no event shall the annual additions to a Participant's Account exceed the  maximum amount  permitted under  Section 415  of  the

          Code, and all provisions of such Section are hereby  incorporated in the Plan by reference.  The term "limitation year", as defined under the Code, shall mean the Plan Year.

                    The term  Defined Contribution  Fraction shall  mean  a

          fraction, the  numerator  of  which is  the  sum  of  the  annual additions to the Participant's Account under all the defined contribution plans (whether or not terminated) maintained by  the

          Employer  for  the  current   and  all  prior  limitation   years

          (including the annual additions attributable to the Participant's nondeductible employee contributions to all defined benefit plans maintained by the  Employer, whether or  not terminated, and  the annual additions attributable to  all welfare benefits funds,  as defined in Section  419(e) of  the Code,  and individual  medical accounts, as defined in Section 415(1)(2) of the Code, maintained by the Employer), and the denominator of which is the sum of  the

          maximum  aggregate  amounts  for   the  current  and  all   prior

          limitation years  of service  with  the Employer  (regardless  of whether  a  defined  contribution  plan  was  maintained  by  the

          Employer).  The maximum aggregate  amount in any limitation  year is the lesser of 125 percent of the dollar limitation  determined under Sections 415(b) and (d) of the Code in effect under Section

          415(c)(1)(A) of  the  Code or  35  percent of  the  Participant's compensation for such year.

                    If the Employee was a participant as of the end of  the

          first day of the first  limitation year beginning after  December

          31, 1986, in one or more defined contribution plans maintained by the Employer  which  were  in  existence  on  May  5,  1986,  the numerator of this fraction  will be adjusted if  the sum of  this fraction and the defined benefit fraction would otherwise  exceed

          1.0 under  the terms  of this  Plan.   Under the  adjustment,  an

          amount equal to the product of (1)  the excess of the sum of  the fractions over 1.0  times (2) the  denominator of this  fraction,

          will  be  permanently  subtracted  from  the  numerator  of  this fraction.  The  adjustment is calculated  using the fractions  as they would be computed as of the end of the last limitation  year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plan made after May 5, 1986,  but using the Code  Section 415  limitation applicable  to the  first limitation year beginning on or after January 1, 1987.

                       The term  "Defined Benefit  Fraction" shall  mean  a

          fraction, the numerator of which is the sum of the  Participant's projected annual  benefits under  all the  defined benefit  plans

          (whether or not terminated) maintained  by the Employer, and  the denominator of which is the lesser  of 125 percent of the  dollar limitation determined  for  the limitation  year  under  Sections

          415(b) and (d) of the Code or 140 percent of the highest  average compensation, including any adjustments  under Section 415(b)  of the Code.

                    Notwithstanding the  above, if  the Participant  was  a

          participant as  of the  first day  of the  first limitation  year beginning after December 31, 1986, in one or more defined benefit plans maintained by the Employer which  were in existence on  May

          5, 1986, the denominator of this  fraction will not be less  than

          125 percent of the  sum of the annual  benefits under such  plans which the participant  had accrued as  of the close  of the  last limitation year beginning  before January  1, 1987,  disregarding any changes in the terms and conditions of the plan after May  5,

          1986.  The preceding sentence applies only if the defined benefit

          plans  individually   and   in  the   aggregate   satisfied   the

          requirements of section  415 for all  limitation years  beginning before January 1, 1987.

                    As soon as administratively  feasible after the end  of

          the limitation  year,  the  maximum permissible  amount  for  the

          limitation  year  will  be  determined   on  the  basis  of   the

          Participant's actual compensation for the limitation year.

                    If due to the maximum permitted above or as a result of

          the allocation  of forfeitures  there is  an excess  amount,  the excess will be disposed of as follows:

                    (1)  Any After-Tax  Contributions, to  the extent  they

          would  reduce  the  excess  amount,  will  be  returned  to   the

          Participant;






                    (2a) If  an  excess  amount   still  exists,  and   the

          Participant is covered

                                 by the Plan  at the end of the  limitation


          year, the excess amount in the Participant's Account will be used to reduce  Employer Contributions  (including any  allocation  of forfeitures) for such  Participant in the  next limitation  year,

          and each succeeding limitation year if necessary; or

                    (2b) If  an  excess  amount   still  exists,  and   the

          Participant is not covered by the Plan at the end of a limitation year, the excess amount  will be held  unallocated in a  suspense account.  The suspense account will  be applied to reduce  future

          Employer Contributions for all remaining Participants in the next

          limitation  year,  and   each  succeeding   limitation  year   if

          necessary.

                    If a  suspense  account is  in  existence at  any  time

          during a limitation year pursuant  to this Section, such  account will not receive  an allocation of  the trust's investment  gains and losses.  If  a suspense account is  in existence at any  time during a particular limitation year, all amounts in the  suspense account  must  be  allocated  and  reallocated  to  Participant's

          Accounts before any Employer or any employee contributions may be

          made to the Plan  for that limitation year.   Excess amounts  may

          not be distributed to Participants or former Participants, except as provided below.

                    Notwithstanding the  method  for  disposing  of  excess

          amounts as indicated above, in the case where a reasonable  error is made so that the limitations of Section 415 are violated,  the






          Plan may  distribute Salary  Deferral Contributions  (within  the meaning of Section 402(g)(3) of the Code) to the extent that  the distribution would reduce the excess amounts in the Participant's

          Account.  These amounts are disregarded  for purposes of the  ADP and ACP tests.



          3.11      Return of Contribution.


                    Except as provided in Section 3.10 and paragraphs  (a),

          (b), (c), (d), (e) and (f)  of this Section, and  notwithstanding any other provision of this Plan  or of the Trust Agreement,  the

          Employer irrevocably divests itself of any interest or  reversion whatsoever in any sums contributed by  it to the Trust Fund,  and it shall be impossible  for any portion of  the Trust Fund to  be used for,  or  diverted  to,  any  purpose  other  than  for  the exclusive benefit of Participants or their Beneficiaries.

                    (a)  If a contribution by  the Employer is  conditioned

          upon initial qualification of the  Plan or any amendment  thereto under Section 401 of the Code and the Plan or amendment does  not so qualify, the  contribution shall be  returned to the  Employer within one year of the date of denial of such qualification or of the failure to qualify.

                    (b)  If a contribution  made by the  Employer is  based

          upon a  good faith  mistake of  fact, the  contribution shall  be returned to the Employer within one year after the payment of the contribution.

                    (c)  If  a  contribution  which   is  intended  to   be






          deductible for Federal income tax  purposes is determined to  not be deductible and part or all of the deduction is disallowed, the contribution, to the extent disallowed, shall be returned to  the

          Employer within one year after the disallowance of the deduction.

                    (d)  Earnings attributable  to  any  mistaken  or  non-

          deductible contribution may not be returned to the Employer,  but losses attributable  thereto  must reduce  the  amount to  be  so returned.

                    (e)  If the withdrawal  of the  amount attributable  to

          the  mistaken  or  nondeductible  contribution  would  cause  the balance of  the  individual  Account of  any  Participant  to  be reduced to less  than the balance  which would have  been in  the

          Account  had  the  mistaken  or  nondeductible  amount  not  been contributed, then the amount to be returned to the Employer  must

          be limited so  as to  avoid such  reduction.   In the  case of  a

          reversion due to initial disqualification of the Plan, the entire assets of the Plan attributable to Employer contributions may  be returned to the Employer.

                    (f)  A contribution may be returned to the Employer  or

          an Employee, whichever  is applicable,  in order  to satisfy  the requirements of Section 3.06.



          3.12           Rollover Contributions.


                    (a)  Direct  Inter

                                      -Plan   Transfers.

                                                             Any   Employee


          (including Employees who are not yet Eligible Employees) may,  no

          less than  15 days  following written  notification to  the  Plan






          Administrator of  such  action, direct  the  appropriate  funding agency of any qualified retirement plan of the Employer, a former employer, or of an Individual Retirement Account (IRA) which  was established solely  as a  repository for  a distribution  from  a qualified plan  of  a  former  employer  (provided  the  Employee

          certifies  that  he  made  no  contributions  to  such  IRA)   to

          distribute directly  to  the Trustee  such  Participant's  entire interest in the distributing plan or IRA, exclusive of any after-

          tax contributions  made  by the  Participant  as an  employee  or participant thereunder, provided that the transferor plan or  IRA is not subject to the requirements  of Section 401(a)(11) of  the

          Code.   Any amount  presented by  a Participant  to the  Trustees

          within sixty  (60) days  of the  receipt shall  be treated,  upon receipt by the Trustee, as having been received directly from the appropriate officer or fiduciary of the distributing plan or IRA.

                    (b)  Cash Transfers.

                                          Only  cash may be transferred  in


          accordance with paragraph  (a) of this  Section.  Property  other than cash cannot be transferred.

                    (c)  Investment  of  Rollover  Contribution   Accounts.



          Rollover Contribution  Accounts  shall be  invested  as  provided under Section 4.01 of the Plan.

                    (d)  Direct  Rollovers.
                                               This  paragraph  applies  to


          distributions made on or after January 1, 1993.   Notwithstanding

          any provision of the  Plan to the  contrary that would  otherwise

          limit  a   distributee's  election   under  this   paragraph,   a






          distributee may elect, at the time  and in the manner  prescribed by the Plan  Administrator, to have  any portion  of an  eligible rollover distribution  paid directly  to an  eligible  retirement

          plan specified by  the distributee in  a direct  rollover.   Such

          distribution may  commence less  than 30  days after  the  notice

          required  under   Section  1.411(a)-1(k)   of  the   Income   Tax

          Regulations is given,  provided that (i)  the Plan  Administrator clearly informs the Participant that the Participant has a  right to a period  of at least  30 days after  receiving the notice  to consider the decision of whether or  not to elect a  distribution

          (and, if applicable, a particular distribution option), and  (ii)

          the Participant, after receiving the notice, affirmatively elects a distribution.

                    For purposes of this Section, the following definitions

          shall apply:

                    Eligible rollover distribution:   An eligible  rollover

          distribution is any  distribution of all  or any  portion of  the balance to the credit of the distributee, except that an eligible rollover distribution does not include:  any distribution that is one of a  series of  substantially equal  periodic payments  (not less frequently  than  annually)  made  for  the  life  (or  life expectancy) of the distributee or the joint lives (or joint  life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of ten years or more;  any distribution to the  extent such distribution  is required  under

          Section  401(a)(9)  of   the  Code;  and   the  portion  of   any

          distribution that is not  includable in gross income  (determined without regard to the  exclusion for net unrealized  appreciation with respect to employer securities).

                    Eligible retirement plan:  An eligible retirement  plan

          is an individual retirement  account described in Section  408(a)

          of the  Code,  an  individual  retirement  annuity  described  in

          Section 408(b) of the code, an annuity plan described in  Section

          403(a) of the  Code, or a  qualified trust  described in  Section

          401(a) of  the  Code,  that accepts  the  distributee's  eligible

          rollover distribution.    However, in  the  case of  an  eligible

          rollover  distribution  to  the  surviving  spouse,  an  eligible retirement plan is an individual retirement account or individual retirement annuity.

                    Distributee:   A distributee  includes an  Employee  or

          former  employee.    In   addition,  the  Employee's  or   former

          employee's  surviving  spouse  and   the  Employee's  or   former

          employee's spouse or  former spouse  who is  the alternate  payee under a qualified domestic relations order, as defined in Section

          414(p) of the Code, are distributees with regard to the  interest of the spouse or former spouse.

                    Direct rollover:  A direct rollover is a payment by the

          plan  to   the  eligible   retirement  plan   specified  by   the

          distributee.






               ARTICLE IV     ADMINISTRATION OF FUNDS  ADMINISTRATION    OF



          FUNDS     ADMINISTRATION OF FUNDS  ADMINISTRATION OF FUNDS


               ADMINISTRATION OF FUNDS  ADMINISTRATION OF FUNDS


               ADMINISTRATION OF FUNDS  ADMINISTRATION OF FUNDS


               ADMINISTRATION OF FUNDS  ADMINISTRATION OF FUNDS


               ADMINISTRATION OF FUNDS  ADMINISTRATION OF FUNDS


               ADMINISTRATION OF FUNDS  ADMINISTRATION OF FUNDS


               ADMINISTRATION OF FUNDS


               ADMINISTRATION OF FUNDS




          4.01      Investment of Funds.


                    Participant Accounts will be invested as determined  by

          the Plan Trustee, unless the Plan Administrator elects to  permit

          Plan Participants to direct the investment of all or a portion of their Accounts  and directs  the Trustees  accordingly, in  which event such  Participant Accounts  will be  invested as  described below and in Section 4.02 and 4.03.  Should individual investment elections  be  permitted  under  the  Plan,  then  the  available

          investment  alternatives   may  include   any  or   all  of   the

          alternatives described below:

                              (a)  Common  or  capital  stocks   (including

                          shares of qualifying  employer securities  within






                          the  meaning   of  Section   407(d)(5)),   bonds,

                          convertible debentures or preferred stocks, money

                          market investments and other short term corporate

                          and  government   investments  and   fixed   debt

                          obligations of corporations  and of the  Federal,

                          state and  local  government, or  any  pooled  or

                          mutual fund invested in such instruments.

                              (b)  One or  more guaranteed  interest  funds

                          which shall  be  invested under  a  contract  (or

                          contracts) with a bank,  or an insurance  company

                          licensed in the state in  which an office of  the

                          Employer is domiciled and  whereby terms of  such

                          contract  guarantee   both   the   repayment   of

                          principal and the payment  of interest at a  pre-

                          determined minimum  rate for  a fixed  period  of

                          time.  Any such  contract is subject to  approval

                          of the Plan Administrator  and may be renewed  or

                          discontinued in  its  discretion.    Should  such

                          contract be  discontinued  and  should  the  Plan

                          Administrator not  enter  into  or  instruct  the

                          Trustee  to  enter  into  a  successor   contract

                          providing similar guarantees as to principal  and

                          interest, then any Participant whose Account  was

                          invested under the  contract shall  be given  the

                          opportunity to make a new investment election.

                              (c)  Any other  managed fund  which the  Plan

                          Administrator deems appropriate for investment of






                          plan assets.

                              (d)  A fund  invested  in  shares  of  common

                          stock of the Company.  Any dividends received  on

                          such shares  shall be  reinvested in  this  fund.

                          Contributions  designated   for  the   fund,   or

                          dividends paid on shares held in the fund,  shall

                          be   temporarily   invested   in   a   short-term

                          investment fund  while  the  Trustee  awaits  the

                          opportunity to purchase  additional shares.   The

                          shares of common stock  of the Company from  time

                          to time required to be acquired for the  purposes

                          of this Plan shall be acquired by the Trustees by

                          purchase in the open market at prevailing prices,

                          or, if directed by  the Company, by  contribution

                          in kind or by purchase privately from the Company

                          or any other person at a price per share equal to

                          the closing market price  per share at which  the

                          shares of common stock  of the Company were  sold

                          on the last business day preceding the day of the

                          purchase;  it   being  understood   that   shares

                          purchased from the Company may be either treasury

                          shares or authorized but unissued shares, if  the

                          Company shall make such shares available for that

                          purpose.



                    The  Plan   Administrator  may,   in  its   discretion,

          discontinue the  use of  any investment  alternatives  maintained






          under  the   Plan,   without   obligation   to   substitute   new

          alternatives, provided that  Participants with Accounts  invested in a discontinued investment alternative are given an opportunity to make an  election to transfer  the affected  portion of  their

          Accounts to another  investment alternative  permitted under  the

          Plan.

                    The Plan Administrator may, in its discretion, offer  a

          mechanism with respect  to transfers out  of a  fund invested  in

          Employer Securities, provided that such rights are made available and applicable in a non-discriminatory manner to all Participants in similar circumstances.



          4.02      Investment Elections.


                    If  investment  elections  are  permitted,  then   each

          Participant will  designate in  which investment  alternative  or

          combination  of   alternatives  he   desires  his   Account   and

          Contributions to be invested; provided, however, that the portion invested in any alternative  which he elects shall  be 1% or  any multiple thereof, or such other  percentage as designated by  the

          Plan Administrator, subject to the maximum of 100%.



          4.03      Change of Elections.


                    Changes  in  investment  elections  shall  (subject  to

          Section 4.04) be permitted effective as  of the first day of  any quarter in each calendar year or  such other period as  specified by the Plan Administrator, in the manner described below:






                    (a)  Any Participant may, by written request filed with

          the Plan Administrator by a specified number of days prior to the effective date  of  the change,  or  under any  other  method  as prescribed by  the Plan  Administrator, alter  his election  with respect to the investment of his future contributions.

                    (b)  Any Participant may, by written request filed with

          the Plan Administrator by a specified number of days prior to the effective date  of  the change,  or  under any  other  method  as prescribed by  the Plan  Administrator, alter  his election  with respect  to  the  investment  alternatives  in  which  his  prior contributions have been  invested and may  direct the Trustee  to transfer all or any portion of the balance in his Account to  any investment alternative or combination of alternatives.



          4.04      Restrictions on Changes.


                    The Plan  Administrator may,  in its  sole  discretion,

          establish restrictions, limitations or prohibitions with  respect to changes in investment elections, or transfers, permitted under

          the Plan.    Any such  restrictions, limitations or  prohibitions

          which may apply to elections related to, or transfers among,  any or all  investment  funds maintained  under  the Plan,  shall  be

          communicated  in   advance  of   their  applicability   to   Plan

          Participants, and shall apply  in a non-discriminatory manner  to all Participants in similar circumstances.



          4.05           Allocation of Contributions.






                    As of each Valuation Date, the Plan Administrator shall

          allocate the  Salary  Deferral Contributions,  Matching  Employer

          Contributions, Discretionary Employer Contributions and After-Tax

          Contributions to the Account of each Participant.







          4.06      Valuation of Assets.


                    As of  each Valuation  Date, the  assets of  the  Trust

          shall be valued  at fair  market value  and any  gains or  losses shall be allocated to the  same investment alternatives in  which they arose.



          4.07      Voting of Shares.


                    Before each annual or  special meeting of  shareholders

          of the Company, the  Company shall cause the  Trustee to send  to each Participant whose Account is invested in common stock of the

          Company, a  copy of  the  proxy solicitation  material  therefor,

          together with a form  providing confidential instructions to  the

          Trustee on how to  vote the shares of  Company stock held  within the Participant's Account.  Upon receipt of such instructions  in conformance with said  proxy solicitation  material, the  Trustee

          shall  vote   the  shares   of  Company   stock  as   instructed.

          Instructions received from individual Participants by the Trustee shall be held in strictest confidence  and shall not be  divulged or released to any person, including officers or Employees of  an






          Employer.   The Trustees  shall vote  the shares  of the  Company

          stock for which no  instructions have been  received in the  same proportion  as  the  shares  for  which  instructions  have  been received.



          4.08      Tender Offer Procedure.


                    In the  event  an  offer is  received  by  the  Trustee

          (including, but not limited to, a tender offer or exchange offer)

          to purchase any shares  of Company stock held  by the Trustee  in the Trust, the Company  shall cause the Trustee  to send to  each

          Participant whose  Account  is  invested in  Company  stock  such information as will be distributed to shareholders of the Company in connection with such offer, and to notify each Participant  in writing of the number of shares  of Company stock which are  then

          credited to  such  Participant's  Account.    The  Trustee  shall

          provide  to  each  Participant  a  form  requesting  confidential directions as to the manner in which the Trustee is to respond to the offer with respect  to shares of  Company stock allocated  to

          such  Participant's  Account.    Upon  timely  receipt  of   such

          directions, the Trustee shall respond as directed with respect to

          the tender or  exchange of  such shares.   Instructions  received

          from individual Participants by the Trustee shall be held in  the strictest confidence and shall not be divulged or released to any

          person, including  officers or  Employees of  an Employer.    The

          Trustee shall  not tender  or exchange  shares of  Company  stock allocated to a  Participant's Account for  which the Trustee  has not received directions from the Participant.

                    A Participant who has directed the Trustee to tender or

          exchange shares of Company stock allocated to such  Participant's

          Account may,  at any  time prior  to the  offer withdrawal  date,

          direct the Trustee to withdraw such  shares from the offer  prior to the withdrawal deadline, in which case the Trustee shall carry out such directive.

                    In the event  that shares of  Company stock  held in  a

          Participant's Account are tendered or exchanged pursuant to  this

          Section 4.08, the proceeds received  upon the acceptance of  such tender or  exchange  shall  be  credited  to  such  Participant's

          Account, and shall be  invested in the  manner determined by  the

          Company or as otherwise provided in the Plan.



          4.09      ERISA Section 404(c) Plan.


                    The Plan is intended to constitute a plan described  in

          Section 404(c) of ERISA and  shall be administered in  accordance with such intent  with respect  to all  Contributions other  than

          Matching  Employer  Contributions   if  such  Contributions   are

          invested in Employer Securities by the  Trustee.  The Plan  shall

          be  administered   in  compliance   with  Department   of   Labor

          Regulations Section 2550.440c-1.



          4.10      Confidentiality.


                    Information relating to the purchase, holding, and sale

          of Company stock in a Participant's  Account and the exercise  of voting, tender, and similar rights with respect to such stock  by

          Participants and  their  beneficiaries  shall  be  maintained  in accordance  with  such  procedures  as  the  Administrator  shall establish designed  to  safeguard  the  confidentiality  of  such information, except  to  the  extent  necessary  to  comply  with

          Federal laws or state laws not preempted by ERISA.



          4.11      Fiduciary Designation.


                    The Administrator is designated  as the Plan  fiduciary

          responsible for ensuring that the procedures implemented pursuant to Section 4.10 are  sufficient to safeguard the  confidentiality of information described  in that Section,  that such  procedures

          are  being  followed,  and  that  an  independent  fiduciary   is

          appointed  to  carry  out  activities  which  the   Administrator

          determines  involve  a  potential  for  undue  influence  by  any

          Employer upon Participants and  beneficiaries with regard to  the direct or indirect exercise of shareholder rights with respect to

          Company stock.






               ARTICLE V RETIREMENT BENEFITS RETIREMENT BENEFITS RETIREMENT


          BENEFITS  RETIREMENT BENEFITS RETIREMENT BENEFITS RETIREMENT


          BENEFITS  RETIREMENT BENEFITS RETIREMENT BENEFITS RETIREMENT


          BENEFITS  RETIREMENT BENEFITS RETIREMENT BENEFITS RETIREMENT


          BENEFITS  RETIREMENT BENEFITS RETIREMENT BENEFITS RETIREMENT


          BENEFITS


               RETIREMENT BENEFITS




          5.01      Normal Retirement Benefit and Early Retirement Benefit.


                    A Normal  Retirement  Benefit  shall  be  payable  with

          respect to  any Participant  retiring  at his  Normal  Retirement

          Date, and shall be equal to  the Participant's Account as of  the

          Valuation  Date   coincident   with   or   next   following   the

          Participant's Normal Retirement Date.  Payment shall commence  no later than sixty  (60) days following  the last day  of the  Plan

          Year in which the Participant's Normal Retirement Date occurs.



          5.02      Deferred Retirement Benefit.


                    A Deferred  Retirement Benefit  shall be  payable  with

          respect to any Participant  retiring after his Normal  Retirement

          Date and shall be  equal to the Participant's  Account as of  the

          Valuation Date  coincident  with  or  immediately  following  the






          Participant's  actual  retirement.    Any  Contribution  to  such

          Participant's Account after he has attained  age 70 1/2 shall  be taken into consideration in determining the minimum  distribution requirements of Section 5.04.



          5.03      Disability Retirement Benefit.


                    A Disability Retirement Benefit  shall be payable  with

          respect to any Participant who has suffered a Disability and  who

          retires  from  service  of  the   Employer  by  reason  of   such

          Disability, and shall be equal to the Participant's Account as of the Valuation Date coincident with or next following the date  of

          the  Participant's  termination  due  to  Disability.    Such   a

          Participant may  also elect  to be  paid in  accordance with  the provisions of Section 7.02.



          5.04      Payment of Benefits.


                    Any benefit under this Article shall be made in a  lump

          sum payment no later than sixty  days following the close of  the

          Plan Year in which the Participant's retirement occurs.

                    If, after  a  Participant  terminates  employment,  the

          total value  of  his  vested  Account  is  $3,500  or  less,  the

          Administrator  shall  direct   the  Trustees   to  cash-out   the

          Participant's benefit in  a single lump  sum after any  Valuation

          Date coincident  with  or  following  the  date  of  his  or  her termination  of  employment,  without  any  requirement  for  the consent of a Participant or a Qualified Spouse.






                    For Active Participants,  benefit payments as  mandated

          by Code Section 401(a)(9) shall not commence later than the April

          1st following the calendar year in which the Participant  attains age 70 1/2 or such later date as permitted under the Code, unless the Participant was over  age 70 1/2 before  January 1, 1988  and was not a 5%  owner of the Employer  during the Plan Year  ending within the calendar year in which the Participant attained age 66

          1/2, or any subsequent year, in which event benefit payments  may commence after the April 1st following the calendar year in which the Participant  reaches  age  70 1/2,  but  as  soon  after  the

          Participant terminates employment as is practical.

                    All distributions required under this Section shall  be

          determined and  made  in  accordance with  the  proposed  or,  if applicable,  final  regulations  under  Code  Section  401(a)(9),

          including the minimum distribution incidental benefit requirement of Section 1.401(a)(9)-2 of the proposed or final regulations.

                    Pension benefits shall be  payable over a period  equal

          to (i)  the  life of  the  Participant,  (ii) the  lives  of  the

          Participant and his  spouse or  his other  named Beneficiary,  if

          any,  (iii)  a  fixed  period  not  extending  beyond  the   life

          expectancy of  the  Participant,  or  (iv)  a  fixed  period  not extending beyond the joint life expectancy of the Participant and his spouse or other named Beneficiary, if any.

                    Life expectancy may be recalculated no more  frequently

          than  annually,  but   the  life  expectancy   of  a   non-spouse

          Beneficiary or contingent annuitant may not be recalculated.






          5.05      Additional Allocations on Retirement.


                    Any  allocation  for  a  Participant,  made  as  of   a

          Valuation Date subsequent to the date of his retirement shall  be paid to such Participant, or his beneficiary, as soon after  such

          Valuation Date as is practical.



          5.06      Crediting of Investment Earnings.


                    Investment   earnings   shall   be   credited   to    a

          Participant's Account through the Valuation Date coincident  with or preceding the date that distribution  of the Account is  made.

          No earnings shall be credited after such Valuation Date.



          5.07      Company Stock.


                    A Participant may elect to have the portion, if any, of

          his vested  Account attributable  to a  fund invested  in  common

          stock of the Company distributed all in cash or all in kind.   In

          the case  of an  in-kind distribution,  the value  of  fractional

          shares shall  be paid  in cash.   Shares  of Shared  Technologies

          Cellular, Inc.  common  stock  shall be  valued,  to  the  extent practicable, as of the date of distribution.






               ARTICLE VI     DEATH BENEFITS DEATH BENEFITS DEATH BENEFITS


               DEATH BENEFITS DEATH BENEFITS DEATH BENEFITS DEATH BENEFITS


               DEATH BENEFITS DEATH BENEFITS DEATH BENEFITS DEATH BENEFITS


               DEATH BENEFITS DEATH BENEFITS DEATH BENEFITS DEATH BENEFITS


               DEATH BENEFITS




          6.01      Death Benefits.


                    In the event of the death  of an Active Participant  or

          of a  Terminated  Vested Participant  who  has not  yet  received payment of  his  Account,  the  Account  shall  be  paid  to  his

          Beneficiary in a single lump sum.  Any payment under this Section shall be  paid  as  soon  as  practicable  at  the  Beneficiary's election and no later than five (5) years after the Participant's

          death.   The distribution  shall be  equal to  the  Participant's

          vested Account  as  of  the Valuation  Date  coincident  with  or immediately preceding the date of payment.



          6.02      Additional Allocations on Death.


                    Any  allocation  for  a  Participant,  made  as  of   a

          Valuation Date subsequent to the date of his death, shall be paid to such Participant's  Beneficiary as soon  after such  Valuation

          Date as is practical.






          6.03      Beneficiary Designation.


                    "Beneficiary" shall mean the person or persons named to

          receive any death  benefits which  may become  payable under  the

          Plan, and shall include any contingent beneficiary.

                    If a  Participant has  a  Qualified Spouse,  then  such

          spouse shall automatically be the Beneficiary eligible to receive the Account  of the  Participant  pursuant to  the  Participant's death, unless the Participant names an alternate Beneficiary, and the Qualified  Spouse consents  in writing  to the  Participant's

          naming  of   an  alternate   Beneficiary,  which   consent   must

          acknowledge the effect of such designation and be witnessed by  a representative of the  Plan Administrator,  or attested  to by  a notary public.  Each Participant shall have the right by  written notice to the Plan Administrator, in  the form prescribed by  the

          Plan Administrator, to designate, and from time to time to change the designation  of, one  or  more Beneficiaries  and  contingent beneficiaries to  receive any  benefit which  may become  payable under the  Plan pursuant  to his  death, provided  his  Qualified

          Spouse, if  any,  consents to  the  designation of  an  alternate

          Beneficiary as set forth in the preceding sentence.  A  Qualified

          Spouse may also  expressly permit a  Participant to  subsequently change an alternative beneficiary designation without any further spousal consent.

                    If it  is established  to the  satisfaction of  a  Plan

          representative that there  is no  Qualified Spouse  or that  such spouse cannot be located, an alternative beneficiary  designation will be deemed a proper election without any spousal consent.

                    Any consent by a  Qualified Spouse obtained under  this

          provision (or  establishment  that  the consent  of  a  Qualified

          Spouse may not be obtained) shall be effective only with  respect

          to such  spouse.   A consent  that  permits designations  by  the

          Participant without  any requirement  of further  consent by  the

          Qualified Spouse must acknowledge that such spouse has the  right to limit consent to a specific  beneficiary, and a specific  form of benefit  where applicable,  and  that the  spouse  voluntarily elects to relinquish either or both of such rights.  A revocation of a prior beneficiary designation may  be made by a  Participant without the consent of  the Qualified Spouse  at any time  before the commencement of  benefits.  The  number of revocations  shall not be limited.

                    In the event  that a Participant  who does  not have  a

          Qualified  Spouse  as  described  above  fails  to  designate   a

          Beneficiary to  receive a  benefit under  the Plan  that  becomes payable  pursuant  to  his  death,  or  in  the  event  that  the

          Participant  is  pre-deceased  by  all  automatic  or  designated primary and contingent beneficiaries, the death benefit shall  be payable to the Participant's estate.






               ARTICLE VII    VESTING AND SEPARATION FROM SERVICE


               VESTING AND SEPARATION FROM SERVICE     VESTING          AND



          SEPARATION FROM SERVICE  VESTING AND SEPARATION FROM SERVICE


               VESTING AND SEPARATION FROM SERVICE     VESTING          AND



          SEPARATION FROM SERVICE  VESTING AND SEPARATION FROM SERVICE


               VESTING AND SEPARATION FROM SERVICE     VESTING          AND



          SEPARATION FROM SERVICE  VESTING AND SEPARATION FROM SERVICE


               VESTING AND SEPARATION FROM SERVICE     VESTING          AND



          SEPARATION FROM SERVICE  VESTING AND SEPARATION FROM SERVICE


               VESTING AND SEPARATION FROM SERVICE     VESTING          AND



          SEPARATION FROM SERVICE


               VESTING AND SEPARATION FROM SERVICE




          7.01      Vesting of Accounts.


                    A Participant shall at all times be fully (100%) vested

          in  his   Salary   Deferral   Contribution   Account,   After-Tax

          Contribution Account, Rollover  Contribution Account  and in  any

          restoration contributions made pursuant to Section 7.03.

                    A Participant shall be vested in his Matching  Employer

          Contribution Account and his Discretionary Employer  Contribution






          Account based  on his  Years of  Service in  accordance with  the following table:

                         Years of Service         Vesting Percentage


                         Less than 1                   0%
                         1 but less than 2             33 1/3%
                         2 but less than 3             66 2/3%
                         3 or more                100%


                    Notwithstanding the  foregoing, an  Active  Participant

          shall be  100% vested  in his  Account at  his Normal  Retirement

          Date, the date of his retirement due to Disability or the date of his death.



          7.02      Payment of Benefits.


                    An Active Participant who is vested in his Account  and

          terminates employment prior to  his Normal Retirement Date  shall be deemed a Terminated Vested Participant.  Payment of his vested

          Account shall be made  in a single lump  sum no later than  sixty

          (60) days following  the Valuation Date  coincident with or  next following the Participant's Normal Retirement Date.  However, any

          such Participant may elect that payment of his vested Account  be made as of any  Valuation Date coincident  with or following  the date of his  termination of  employment, provided  that he  makes

          such election on or  before the applicable  Valuation Date.   The

          failure of a Participant to waive distribution of a benefit prior to his Normal  Retirement date  is deemed  to be  an election  to defer commencement of benefits.

                    A  Terminated   Vested  Participant's   Account   shall






          continue to be credited with investment earnings through the last

          Valuation Date coincident with or immediately preceding the  date

          that payment  of the  Account  is made.    No earnings  shall  be

          credited after such Valuation Date.

                    If, after  a  Participant  terminates  employment,  the

          total value  of  his  vested  Account  is  $3,500  or  less,  the

          Administrator  may   direct   the   Trustee   to   cash-out   the

          Participant's benefit in  a single lump  sum after the  Valuation

          Date coincident  with  or  following  the  date  of  his  or  her termination of  employment,  without  any  requirement  for  such

          Participant's consent.



          7.03      Reemployment   After   Distribution   and   Restoration



          Contributions.


                    Any former Participant who  once again qualifies as  an

          Active Participant and  who has  received a  distribution of  any

          portion  of  his  vested   Account  attributable  to  his   prior

          participation in this Plan  may restore to  the Trustee the  full amount of  the  distribution  he previously  received  which  was

          derived from Employer Contributions.   In order to reinstate  his

          full Matching or Discretionary  Employer Contribution Account,  a

          reemployed  Participant  must  repay  the  full  amount  of   the

          distribution from such Accounts prior to  the earlier of (i)  the fifth anniversary of the date  such participant is reemployed  or

          (ii) five consecutive one year Breaks-in-

          Service after  the date  of distribution.   Any  Participant  who






          fails to  make  his  restoration contribution  within  such  time period shall waive his right to the portion of his Account  which was not vested when he received his distribution.






               ARTICLE VIII   WITHDRAWALS AND LOANS    WITHDRAWALS      AND



          LOANS     WITHDRAWALS AND LOANS    WITHDRAWALS AND LOANS


               WITHDRAWALS AND LOANS    WITHDRAWALS AND LOANS


               WITHDRAWALS AND LOANS    WITHDRAWALS AND LOANS


               WITHDRAWALS AND LOANS    WITHDRAWALS AND LOANS


               WITHDRAWALS AND LOANS    WITHDRAWALS AND LOANS


               WITHDRAWALS AND LOANS    WITHDRAWALS AND LOANS


               WITHDRAWALS AND LOANS


               WITHDRAWALS AND LOANS




          8.01      Withdrawals While Employed.


                    In-service withdrawals  shall  be  made  upon  15  days

          written notice in the following order:

                    (a)  A Participant may withdraw  all or any portion  of

          his After-Tax Contribution Account.   Such withdrawal shall  come

          first from After-Tax Contributions made prior to January 1, 1987.

          Next, such withdrawal shall be allocated proportionately  between the Participant's After-Tax Contributions made after December 31,

          1986 and  the  investment  earnings on  such  Contributions.    A

          Participant may  then withdraw  the  investment earnings  on  his

          After-Tax Contributions made prior to January 1, 1987.

                    (b)  A Participant  may  withdraw any  portion  of  his






          Rollover Contribution Account  upon attainment of  Age 59/ or  in the event of a financial hardship as described below.

                    (c)  A Participant  may  withdraw his  Salary  Deferral

          Contribution Account for  any  reason  after he has  attained Age

          59/ and  prior to  Age 59/  solely in  the event  of a  financial hardship, and  solely  to  the extent  required  to  satisfy  the hardship.  The amount that may  be distributed due to a  hardship may include the amount necessary to pay income taxes or penalties

          resulting from  the  distribution.   Such  hardship  must  be  an

          immediate and heavy financial need of the Participant where  such

          Participant lacks  other  available  resources.    The  following

          conditions would  automatically be deemed an immediate and  heavy financial need:

                              (  i)     medical expenses as described under

                         Code Section 213(d)  incurred by the  Participant,

                         his spouse or his dependents;

                              ( ii)     costs  directly   related  to   the

                         purchase  of   a  primary   residence   (excluding

                         mortgage payments);

                              (iii)     payment  of   tuition  or   related

                         educational fees  for the  next twelve  months  of

                         post-secondary education  for  the  Employee,  his

                         spouse or his dependents;

                              ( iv)     payment to prevent eviction of  the

                         Participant   from   a   primary   residence    or

                         foreclosure of mortgage on his primary  residence;

                         and






                              (  v)     any other occurrence as  authorized

                         by the IRS  through Regulations, Rulings,  Notices

                         and other documents of general applicability.

                    A Participant must  submit a  written certification  on

          the form prescribed by the  Plan Administrator that the  hardship distribution is  necessary  to  satisfy an  immediate  and  heavy financial need.  The written certification must indicate that the need cannot  reasonably  be  relieved  through  reimbursement  or compensation by  insurance or  otherwise, by  liquidation of  the employee's assets, by cessation of Salary Deferral  Contributions or After-Tax Contributions (if applicable)  under the Plan or  by other distributions or nontaxable loans from plans maintained  by the  Employer  or  any  other  employer,  or  by  borrowing  from commercial sources on  reasonable commercial terms  in an  amount

          sufficient to  satisfy the  need.   The  Employer must  not  have

          actual knowledge to the contrary that the need cannot  reasonably be relieved as described above.

                    A Participant may not withdraw any investment  earnings

          included in his Salary  Deferral Contribution Account which  were accumulated after  December  31,  1988,  or  any  Qualified  Non-

          elective Contributions (including investment earnings), unless he has attained Age 59/.

                    A Participant  may  not  withdraw any  portion  of  his

          Matching Employer Contribution Account or Discretionary  Employer

          Contribution Account for  any reason prior  to his retirement  or other termination of employment.

                    In no  event will  any  hardship withdrawal  of  Salary






          Deferral  Contributions   be   granted   until   any   applicable

          distributions and loans have been taken  from this Plan and  from all other qualified retirement plans of the Employer.



          8.02      Loans.


                    (a)  Upon 30  days  written  notice,  loans  to  Active

          Participants may be made from their Accounts (excluding  balances invested in common stock of the  Company) in amounts of not  less than $1,000.  No  more than one Plan  loan may be outstanding  to each Participant at any time.

                    (b)  No Participant shall, under any circumstances,  be

          entitled to  loans in  excess of  the lesser  of (i)  50% of  his vested Account  as  of  the Valuation  Date  coincident  with  or immediately preceding the  date on which  the loan  is made,  and

          (ii) $50,000 less the highest  outstanding loan balance over  the

          12-month period immediately preceding  the issuance of the  loan.

          For purposes  of  this  paragraph, all  outstanding  loans  to  a

          Participant under  this Plan  or any  other qualified  retirement plan of the Employer shall be aggregated.

                    (c)  Any loan to  a Participant shall  be evidenced  by

          the Participant's promissory  note and secured  by the pledge  of the Participant's Account in the Trust Fund and by the pledge  of such  further  collateral  as  the  Trustee  deems  necessary  or desirable to  assure repayment  of the  borrowed amount  and  all interest payable  thereon in  accordance with  the terms  of  the

          loan.     Notwithstanding  the   foregoing,  the   amount  of   a






          Participant's Account  that  may be  used  as security  shall  be limited to  fifty  (50%)  of  such  Participants  vested  Account balance.

                    (d)  Interest shall be charged at an annual rate  equal

          to the prime interest rate in effect  as of the first day of  the month in which the loan is processed, plus two percent (2%).  The

          Administrator shall  have  sole  discretion  in  determining  the interest rate,  and  its decision  shall  be final  and  binding.

          Principal repayments and interest  payments shall be credited  to the Account  of the  Participant to  whom the  loan was  made  in accordance with his  investment elections  as in  effect at  such time as the loan repayments are made.

                    (e)  Loans shall be  for such term  as the  Participant

          elects, except that loans shall not be for a period in excess  of five  (5)  years  unless  they  are  made  for  the  purposes  of purchasing the primary residence of the Participant in which case such loans can be  made for a  period not in  excess of ten  (10)

          years.

                    (f)  Loans  shall  be  repaid  in  approximately  level

          installments made no  less frequently than  quarterly.  The  Plan

          Administrator  may  require  that  loans  be  repaid  by  payroll

          deduction or  any  other  convenient  manner.    The  manner  and

          frequency  of   payment  shall   be   determined  by   the   Plan

          Administrator.  A loan may be repaid in full at any time.

                    (g)  If not repaid in full,  the unpaid portion of  any

          outstanding loans (including interest thereon) shall be  deducted

          at  retirement,  death,  disability   or  other  termination   of






          employment from  any  benefit  to which  a  Participant  (or  his beneficiary) is entitled under this Plan, and any other  security pledge shall be sold as soon as is practicable after such default by the Trustee at private or  public sale.  The proceeds of  such sale shall be applied first to pay the expenses of conducting the sale, including reasonable attorney's fees,  and then to pay  any sums due from the borrower to  the Trust Fund, with such  payment to be applied first  to accrued interest  and then to  principal.

          The Participant shall remain liable  for any deficiency, and  any surplus remaining shall be paid to the Participant.

                    (h)  If a required periodic payment is not made  within

          90 days of the date  it was due, this  shall be deemed a  default and foreclosure on the note and  attachment of security will  not occur until a distributable event occurs in the Plan.






               ARTICLE IX     ADMINISTRATION ADMINISTRATION ADMINISTRATION


               ADMINISTRATION ADMINISTRATION ADMINISTRATION ADMINISTRATION


               ADMINISTRATION ADMINISTRATION ADMINISTRATION ADMINISTRATION


               ADMINISTRATION ADMINISTRATION ADMINISTRATION ADMINISTRATION


               ADMINISTRATION




          9.01      Plan Administrator.


                    The Plan shall be administered  by the Employer in  ac-

          cordance with  its  provisions  and for  purposes  of  such  Plan

          administration  the  Employer  is   hereby  deemed  to  be   Plan

          Administrator within the meaning of ERISA.   All aspects of  Plan

          administration  shall   be  the   responsibility  of   the   Plan

          Administrator except those specifically delegated to the Trustees or other parties  in accordance with  provisions of  the Plan  or

          Trust Agreement.



          9.02      Administrative Procedures.


                    The Administrator  shall have  discretionary  authority

          based on a reasonable interpretation of the Plan to determine the eligibility for benefits and the benefits payable under the Plan,

          and shall have discretionary authority  to construe all terms  of the Plan, including  uncertain terms, to  determine questions  of fact and law arising under the Plan and make such rules as may be necessary for the administration of the Plan.  Any  determination by the Plan Administrator shall be  given deference in the  event it is subject to judicial review, and shall be overturned only if

          it is arbitrary and  capricious or an abuse  of discretion.   The

          Administrator may require  Participants to apply  in writing  for benefits hereunder and to furnish satisfactory evidence of  their date of birth and such other information as may from time to time be deemed necessary.

                    The Plan Administrator shall appoint the Trustees,  in-

          vestment managers,  or any  other  professional advisors  as  the

          Administrator,  in  its  sole  discretion,  deems  necessary   or

          appropriate.



          9.03      Other Plan Administrator.


                    Anything to the contrary notwithstanding, the  Employer

          may appoint a committee or an individual or individuals,  whether or not employed by the Employer,  to carry out any of the  duties of the Plan Administrator.  Such duties may include, but are  not limited to, determining the eligibility  of any Employee for  any benefits and the amount  of such benefits  under the Plan,  main-

          taining custody  of  all  documents  and  elections  made  by  an

          Employee, directing  the investment  of any  payment made  by  an

          Employer within any limits which may be imposed by the  Employer,

          and retaining suitable  agents and  advisors.   Any committee  or

          individual shall  be considered  an agent  of the  Employer  with respect to  the Plan  and shall  be indemnified  by the  Employer against  any  and  all  claims,  losses,  damages,  expenses  and liabilities arising from  any action  or failure  to act,  except when the same is determined to be due to the gross negligence  or willful misconduct of such individual or a member of a committee.



          9.04      Claims Procedures.


                    (a)  If  a  Participant  or  Beneficiary   (hereinafter

          referred to as  "Claimant") is denied  any vested benefits  under this Plan, either partially or  in total, the Plan  Administrator shall advise the  Claimant of the  method of  computation of  his

          benefit, if any,  and the specific  reason for the  denial.   The

          Administrator shall also furnish the Claimant at that time with:

                                        (  i)          a specific reference

                                to pertinent Plan provisions,

                                        ( ii)          a description of any

                                 additional   material    or    information

                                 necessary for the Claimant to perfect  his

                                 claim, if possible, and an explanation  of

                                 why  such  material   or  information   is

                                 needed, and

                                        (iii)     an  explanation  of   the

                                Plan's claim review procedure.

                    (b)   Within  60 days  of  receipt of  the  information

          stated in (a) above,  the Claimant shall,  if he desires  further review, file  a  written  request for  reconsideration  with  the

          Administrator.






                    (c)  So long as the Claimant's request for

          review is pending (including the 60 day period in (b) above), the

          Claimant  or  his  duly  authorized  representative  may   review

          pertinent Plan documents  and may submit  issues and comments  in writing to the Administrator.

                    (d)  A final and binding decision shall be made by  the

          Administrator within 60 days of the filing by the Claimant of his request for  reconsideration,  provided,  however,  that  if  the

          Administrator, in its discretion, determines that a hearing  with the Claimant  or  his  representative  present  is  necessary  or desirable, this period shall be extended an additional 60 days.

                    (e)  The Administrator's decision shall be conveyed  to

          the Claimant in  writing and shall  include specific reasons  for the decision, written in a manner calculated to be understood  by the Claimant,  with specific  references  to the  pertinent  Plan provisions on which the decision is based.

          9.05      Expenses.


                    Expenses of the Plan shall be paid from the Trust  Fund

          unless the Employer elects to pay such expenses.






               ARTICLE X AMENDMENT, TERMINATION AND MERGERS AMENDMENT,


          TERMINATION AND MERGERS  AMENDMENT, TERMINATION AND MERGERS


               AMENDMENT, TERMINATION AND MERGERS AMENDMENT,    TERMINATION



          AND MERGERS    AMENDMENT, TERMINATION AND MERGERS AMENDMENT,


          TERMINATION AND MERGERS  AMENDMENT, TERMINATION AND MERGERS


               AMENDMENT, TERMINATION AND MERGERS AMENDMENT,    TERMINATION



          AND MERGERS    AMENDMENT, TERMINATION AND MERGERS AMENDMENT,


          TERMINATION AND MERGERS  AMENDMENT, TERMINATION AND MERGERS


               AMENDMENT, TERMINATION AND MERGERS AMENDMENT,    TERMINATION



          AND MERGERS


               AMENDMENT, TERMINATION AND MERGERS




          10.01          Amendment.


                    The provisions of this Plan may be amended at any  time

          and from  time  to time  by  the Board  of  Directors,  provided,

          however, that:

                    (a)  no  amendment   shall  increase   the  duties   or

          liabilities of the Plan Administrator  or of the Trustee  without the consent of such party;

                    (b)  no amendment  shall  deprive  any  Participant  or

          beneficiary of a deceased Participant of  any of the benefits  to






          which  he  is   entitled  under   this  Plan   with  respect   to

          contributions previously made, nor  shall any amendment  decrease

          the balance in any Participant's Account.   For purposes of  this

          paragraph, a plan  amendment which has  the effect of  decreasing the balance of a Participant's Account or eliminating an optional form of benefit with respect to benefits attributable to  service before the  amendment shall  be treated  as reducing  an  accrued benefit;

                    (c)  no amendment shall provide for the use of funds or

          assets held to provide  benefits under this  Plan other than  for the benefit of Employees and their beneficiaries or provide  that funds may revert to the Employer except as permitted by law; and

                    (d)  no amendment may change the vesting schedule  with

          respect to any Participant, unless each Participant with three or more Years of Service is permitted  to elect to have the  vesting schedule which  was  in  effect  before  the  amendment  used  to

          determine his  vested  benefit.   The  period  during  which  the

          election may be made shall commence  with the date the  amendment is adopted or deemed to be made and shall end on the latest of:

                         (1)  60 days after the amendment is adopted;

                                        (2)  60 days  after  the  amendment

                              becomes effective;                 or

                         (3)  60  days  after  the  Participant  is  issued

          written  notice  of  the  amendment  by  the  Employer  or   Plan

          Administrator.

                    In the case of an Employee  who is a Participant as  of

          the later of the  date such amendment is  adopted or the date  it becomes effective, the  nonforfeitable percentage (determined  as of such date)  of such Employee's  right to his  Employer-derived accrued benefit will  not be  less than  his percentage  computed under the Plan without regard to such amendment.

                    Each amendment  shall  be  approved  by  the  Board  of

          Directors by resolution and shall be filed with the Trustee.



          10.02          Plan Termination.


                    (a)  Right  Reserved
                                        .    While  it  is  the  Employer's


          intention  to  continue  the  Plan  indefinitely  the  right  is,

          nevertheless, reserved to terminate the Plan in whole or in  part by action  of  the Board  of  Directors. Termination  or  partial termination of  the  Plan  shall result  in  full  and  immediate vesting of each affected Participant  in his entire Account,  and there shall not thereafter be any forfeitures with respect to any

          Participant for any reason.  Notwithstanding any other  provision of this Plan, complete or partial  termination of the Plan  shall not be conditioned solely upon any resolution or other action  of the Company, the Board of Directors or any other party.

                    (b)  Effect on Retired  Persons, etc

                                                        .   Termination  of


          the Plan shall  have no effect  upon payment of  benefits due  to

          former Participants, their beneficiaries and their estates.   The

          Trustee shall  retain  sufficient  assets to  complete  any  such payments due  and shall  have the  right, upon  direction by  the

          Employer, to make such payments as  of the effective date of  the






          Plan termination.

                    (c)  Effect  on  Remaining  Participants,  etc

                                                                  .     The


          Employer shall instruct  the Trustees either  (i) to continue  to manage and administer the assets of the Trust for the benefit  of the Participants and  their beneficiaries pursuant  to the  terms and provisions of  the Trust Agreement,  or (ii) to  pay over  to each Participant (and vested former Participant) the value of his vested account, and to thereupon dissolve the Trust.

                    Upon termination of this Plan,  if the Employer or  any

          entity within the same controlled group as the employer does  not

          maintain  another  defined  contribution  plan  (other  than   an

          employee stock ownership plan as defined in Section 4975(e)(7) of

          the  Code),   the   Participant's  Account   may,   without   the

          Participant's  consent,  be   distributed  to  the   Participant.

          However, if any entity  within the same  controlled group as  the

          Employer maintains another defined contribution plan (other  than an employee stock ownership plan as defined in Section 4975(e)(7)

          of the Code), then the Participant's Account will be transferred,

          without the  Participant's  consent, to  the  other plan  if  the

          Participant does not consent to an immediate distribution.



          10.03          Complete Discontinuance of Employer Contributions.


                    While  it   is  the   Employer's  intention   to   make

          substantial  and  recurrent  contributions  to  the  Trust   Fund

          pursuant  to  the  provisions  of   this  Plan,  the  right   is,

          nevertheless, reserved  to  at any  time  completely  discontinue






          Employer contributions.   Such complete  discontinuance shall  be

          established by resolution  of the  Board of  Directors and  shall have the effect  of a termination  of the Plan,  except that  the

          Trustee shall  not  have authority  to  dissolve the  Trust  Fund except upon  adoption of  a further  resolution by  the Board  of

          Directors to  the effect  that the  Plan is  terminated and  upon receipt from the Employer of  instructions to dissolve the  Trust

          Fund pursuant to Section 10.02(c) hereof.



          10.04          Suspension of Employer Contributions.


                    The Employer shall have the right at any time, and from

          time to time, to suspend Employer contributions to the Trust Fund pursuant to this Plan.  Such  suspension shall have no effect  on

          the  operation  of  the  Plan  unless  the  Board  of   Directors

          determines by resolution that such suspension shall be permanent.

          A permanent  discontinuance of  contributions will  be deemed  to have occurred as of the date  of such resolution or such  earlier date as is therein specified.



          10.05          Mergers and Consolidations of Plans.


                    In the event  of any merger  or consolidation with,  or

          transfer of assets or liabilities to, any other plan, each Parti-

          cipant shall have a benefit in  the surviving or transferee  plan

          (determined as  if such  plan  were then  terminated  immediately after such merger,  etc.) that is  equal to or  greater than  the benefit he would have been entitled to receive immediately before such merger, etc., in the Plan in which he was then a Participant

          (had such Plan been terminated at  that time).  For the  purposes hereof, former Participants and beneficiaries shall be considered

          Participants.






               ARTICLE XI     MISCELLANEOUS PROVISIONS MISCELLANEOUS


          PROVISIONS     MISCELLANEOUS PROVISIONS MISCELLANEOUS PROVISIONS


               MISCELLANEOUS PROVISIONS MISCELLANEOUS PROVISIONS


               MISCELLANEOUS PROVISIONS MISCELLANEOUS PROVISIONS


               MISCELLANEOUS PROVISIONS MISCELLANEOUS PROVISIONS


               MISCELLANEOUS PROVISIONS MISCELLANEOUS PROVISIONS


               MISCELLANEOUS PROVISIONS MISCELLANEOUS PROVISIONS


               MISCELLANEOUS PROVISIONS


               MISCELLANEOUS PROVISIONS




          11.01          Non-Alienation of Benefits.


                    None of the payments, benefits or rights of any  Parti-

          cipant or beneficiary shall be subject  to any claim of any  cre-

          ditor, and in particular, to the fullest extent permitted by law,

          all such payments, benefits and rights shall be free from attach-

          ment, garnishment, trustee's process, or any other legal or equi-

          table process available  to any creditor  of such Participant  or beneficiary.  Notwithstanding the foregoing, the Plan Administra-

          tor shall assign or recognize an alternate payee with respect  to all or a portion of a  Participant's benefit, as may be  required in accordance with a Qualified Domestic Relations Order, as  such term is defined and as such action by the Plan Administrator  may be required under Section 414 of the Code and regulations  issued

          pursuant  thereto.     The  Administrator   shall  develop   such

          guidelines and procedures as  it deems appropriate to  determine,

          in accordance  with  Section 414  of  the Code,  and  regulations issued pursuant thereto, whether, and  in what manner, to  comply with any document it receives which is intended to be a Qualified

          Domestic Relations Order.   No Participant  or beneficiary  shall

          have the right to alienate, anticipate, commute, pledge, encumber or assign any of the benefits or payments which he may expect  to receive, contingently or otherwise,  under this Plan, except  the right to designate a beneficiary or beneficiaries as hereinbefore provided.



          11.02          No Contract of Employment.


                    Neither  the  establishment  of   the  Plan,  nor   any

          modification thereof,  nor the  creation of  any fund,  trust  or account, nor the payment  of any benefits  shall be construed  as giving any Participant or Employee, or any person whomsoever, the right to be  retained in  the service  of the  Employer, and  all

          Participants  and  other  Employees   shall  remain  subject   to

          discharge to  the same  extent  as if  the  Plan had  never  been adopted.



          11.03          Severability of Provisions.


                    If any provision of this Plan shall be held invalid  or

          unenforceable, such  invalidity  or  unenforceability  shall  not affect any  other  provisions  hereof, and  this  Plan  shall  be construed and  enforced  as  if  such  provisions  had  not  been included.



          11.04          Heirs, Assigns and Personal Representatives.


                    This Plan shall be  binding upon the heirs,  executors,

          administrators, successors and assigns of the parties,  including each Participant and beneficiary, present and future.



          11.05          Headings and Captions.


                    The headings and captions herein are provided for refe-

          rence and convenience only, shall not  be considered part of  the

          Plan, and shall not be employed in the construction of the Plan.



          11.06          Gender and Number.


                    Except where  otherwise clearly  indicated by  context,

          the masculine and the neuter shall  include the feminine and  the neuter, the singular shall include the plural, and vice-versa.



          11.07          Funding Policy.


                    The  Plan  Administrator,  in  consultation  with   the

          Employer, shall  establish  and  communicate to  the  Trustees  a funding policy consistent with the objectives of this Plan and of

          the corresponding Trust.   Such policy  shall reflect due  regard

          for the  emerging liquidity  needs of  the Trust.   Such  funding






          policy shall also state the general investment objectives of  the

          Trust and the philosophy  upon which maintenance  of the Plan  is based.



          11.08          Title to Assets.


                    No Participant or beneficiary shall have any right  to,

          or interest in, any assets of the Trust Fund upon termination  of his employment or otherwise, except as provided from time to time under this Plan,  and then  only to  the extent  of the  benefits payable under the Plan to such  Participant out of the assets  of the Trust Fund.  All payments of benefits as provided for in this

          Plan shall be made from the assets of the Trust Fund, and neither the Employer nor any other person shall be liable therefor in any manner.



          11.09          Payment to Minors, etc.


                    Any benefit payable to or for  the benefit of a  minor,

          an incompetent  person or  other person  incapable of  receipting therefor shall be deemed paid when paid to such person's guardian or to the party providing or reasonably appearing to provide  for the care of such person, and  such payment shall fully  discharge the Trustees, the Plan Administrator, the Employer and all  other parties with respect thereto.



          11.10          Situs.






                    This Plan shall, to the extent not pre-empted by  ERISA

          or other Federal law, be construed  according to the laws of  the state where the  principal office  of the  Company is  domiciled,

          where such  state  statutes  may be  applicable  to  an  employee benefit plan.






               ARTICLE XII    TOP-HEAVY PROVISIONS     TOP-HEAVY PROVISIONS


               TOP-HEAVY PROVISIONS     TOP-HEAVY PROVISIONS     TOP-HEAVY


          PROVISIONS     TOP-HEAVY PROVISIONS     TOP-HEAVY PROVISIONS


               TOP-HEAVY PROVISIONS     TOP-HEAVY PROVISIONS     TOP-HEAVY


          PROVISIONS     TOP-HEAVY PROVISIONS     TOP-HEAVY PROVISIONS


               TOP-HEAVY PROVISIONS     TOP-HEAVY PROVISIONS     TOP-HEAVY


          PROVISIONS


               TOP-HEAVY PROVISIONS




          12.01          Top-Heavy Plan.


                    For any  Plan Year  commencing in  1984 or  thereafter,

          the Plan shall be a Top-Heavy Plan, as such term is defined under

          Section 416  of  the  Internal Revenue  Code,  if  the  Value  of

          Accumulated Benefits for Key Employees under all Aggregated Plans exceeds 60% of the  Value of Accumulated  Benefits for all  Group

          Participants under  all Aggregated  Plans, determined  as of  the

          Determination Date immediately preceding such Plan Year.  If  the

          Plan is  a  Top-Heavy  Plan  for  a Plan  Year  and,  as  of  the

          Determination Date  immediately  preceding such  Plan  Year,  the

          Value  of  Accumulated  Benefits  for  Key  Employees  under  all

          Aggregated Plans exceeds 90% of the Value of Accumulated Benefits for all Group Participants under  all Aggregated Plans, then  the






          Plan shall be  a Super Top-Heavy  Plan for such  Plan Year.   For

          such purposes, the terms "Key Employees" and "Group Participants"

          shall include all persons who are or were Key Employees or  Group

          Participants during the  Plan Year ending  on such  Determination

          Date or during  any of the  four (4)  immediately preceding  Plan

          Years.

                    The value of Accounts and the present value of  accrued

          benefits will be determined as of the most recent Valuation  Date that falls within or ends with the 12-month period ending on  the

          Determination Date, except as provided in Section 416 of the Code for the first and  second plan years of  a defined benefit  plan.

          The Accounts and accrued benefits of a Participant (1) who is not a Key Employee but who was a Key Employee in a prior year, or (2)

          who has not been credited with at least one Hour of Service  with any Employer maintaining the Plan at  any time during the  5-year period ending on the Determination Date will be disregarded.  The calculation of  the  top-heavy ratio,  and  the extent  to  which distributions, rollovers, and  transfers are  taken into  account will be  made  in  accordance  with  Section  416  of  the  Code.

          Deductible employee contributions will not be taken into  account for purposes of computing the top-heavy ratio.  When  aggregating plans  the  value  of  Accounts  and  accrued  benefits  will  be calculated with reference  to the determination  dates that  fall within the same calendar year.

                    The accrued benefit of a  participant other than a  Key

          Employee shall be determined under (a)  the method, if any,  that uniformly applies for accrual purposes under all defined  benefit plans maintained by  the Employer,  or (b)  if there  is no  such method, as  if such  benefit accrued  not more  rapidly than  the slowest accrual  rate  permitted  under the  fractional  rule  of

          Section 411(b)(1)(c) of the Code.

                    For purposes of this Article, the following definitions

          shall apply in addition to those set forth in Article I:

                    "Affiliated Employer Group" shall mean the Employer and

          each other employer  which must be  aggregated with the  Employer for purposes of Sections 414(b), 414(c) or 414(m) of the Code.

                    "Aggregated Plans"  shall mean  (i)  all plans  of  the

          Employer or an Affiliated Employer Group which are required to be aggregated with the Plan, and (ii)  all plans of the Employer  or an Affiliated Employer Group which are permitted to be aggregated with  the  Plan  and  which  the  Plan  Administrator  elects  to aggregate with the Plan, for purposes of determining whether  the

          Plan is  a  Top-Heavy Plan.    A plan  shall  be required  to  be

          aggregated with the Plan if such plan includes as a participant a

          Key Employee (and the  beneficiary of such  employee) or if  such plan enables  any plan  of the  Employer or  of a  member of  the

          Affiliated Employer Group in which a Key Employee participates to

          qualify under Section 401(a)(4)  or Section 410 of  the Code.   A

          plan of the Employer  or the Affiliated  Employer Group shall  be permitted to be aggregated with the  Plan if such plan  satisfies the requirements of Sections 401(a)(4) and 410 of the Code,  when considered together  with  the  Plan  and  all  plans  which  are

          required to  be aggregated  with  the Plan.    No plan  shall  be

          aggregated with  the Plan  unless it  is a  qualified plan  under






          Section 401 of the  Code.  The  required aggregation group  shall include plans terminated  within the five  year period ending  on the Determination Date.

                    "Annual  compensation"  shall   mean  compensation   as

          defined in Section  415(c)(3) of the  Code but including  amounts contributed by  the  Employer  pursuant  to  a  salary  reduction agreement which are excludable  from the Employee's gross  income under Section 125, Section  402(a)(8), Section 402(h) or  Section

          403(b) of the Code.

                    "Determination Date" shall mean the date as of which it

          is determined  whether  a  plan is  a  Top-Heavy  Plan  or  Super

          Top-Heavy Plan  for  the  Plan Year  immediately  following  such

          Determination Date.   The Determination Date  for the Plan  shall

          be:

                              (a)  in the case of  a defined benefit  plan,

                         the date as    of which the actuarial valuation of

                         the Plan,  as used  for determination  of  minimum

                         funding standards under Section  412 of the  Code,

                         is performed; and

                              (b)  in the  case of  a defined  contribution

                         plan, the last day of the Plan Year.

                    "Group Participant" shall mean anyone  who is or was  a

          participant in any plan included  in the Aggregated Plans  during the Plan Year which includes the Determination Date or any of the four (4)  immediately  preceding  Plan Years,  and  who  received compensation from an  Employer during  the five  (5) year  period

          ending on the  Determination Date.   Any beneficiary  of a  Group






          Participant who  has  received,  or is  expected  to  receive,  a benefit from a  plan included in  the Aggregated  Plans shall  be considered a Group Participant solely for purposes of determining whether the Plan is a Top-Heavy Plan or Super Top-Heavy Plan.

                    "Key  Employee"  shall  mean  any  employee  or  former

          employee of the Employer or of  an Affiliated Employer Group  who

          during the Plan  Year which includes  the Determination Date,  or during any of the four (4) Plan Years immediately preceding  such

          Plan Year, was:

                              (a)  an  officer   of  the   Employer   whose

                         compensation is at least  $45,000 (or such  higher

                         amount as  is  permitted in  accordance  with  the

                         Code); or

                    (b)  a five percent (5%) owner of the Employer; or

                              (c)  a one percent (1%) owner of the Employer

                         whose   total   annual   compensation   from   the

                         Affiliated Employer Group exceeds $150,000; or

                              (d)  an employee whose compensation equals or

                         exceeds $30,000 (or such  higher amount as may  be

                         defined under Section  415(c)(1)(A) of the  Code),

                         and whose  ownership  interest in  the  Affiliated

                         Employer Group is among the ten largest.

                    In no  event  shall  a  partner  of  an  unincorporated

          employer be  considered an  officer  under paragraph  (a)  above.

          Further, the  number  of officers counted under  (a) above as  of any Determination Date shall not exceed the lesser of:

                              (1)  the greater of (i) ten percent (10%)  of






                         the total number  of employees  of the  Affiliated

                         Employer Group, and (ii) three (3); and

                              (2)  fifty (50).

                    If the application of  the preceding paragraph  results

          in a reduction in  the number of officers  to be included as  Key

          Employees, then individuals who are officers shall be  eliminated from the group of Key Employees beginning with the individual who had the lowest one-year compensation in the five (5) year  period including the Plan  Year which includes  the Determination  Date,

          and  the  four   (4)  immediately  preceding   Plan  Years,   and

          eliminating  each  individual  with  the  next  higher   one-year

          compensation in such period, until the maximum number of officers remain in the Key Employee group.

                    In addition, the beneficiary of a Key Employee shall be

          deemed to be a Key Employee.

                    "Non-Key Employee" shall mean an Employee who is not  a

          Key Employee.  An Employee who  was a Key Employee in a  previous

          Plan Year but who is no longer a Key Employee in the current Plan

          Year, shall not be considered a Non-Key Employee for the  current

          Plan Year.

                    "Value of Accumulated Benefits" shall mean

                              (a)  in the case  of a  Group Participant  or

                         beneficiary              covered under  a  defined

                         benefit plan, the sum of

                              ( i) the present value of the accrued pension

                         benefit   (as  such  term  is  defined  under  the

                         applicable  plan)  of  the  Group  Participant  or






                         beneficiary determined  as  of  the  Determination

                         Date using reasonable actuarial  assumptions as to

                         interest and  mortality, and  taking into  account

                         any non-proportional subsidies in accordance  with

                         regulations  issued  by   the  Secretary  of   the

                         Treasury; plus

                              (ii) the sum  of any  amounts distributed  to

                         the Group Participant  and his beneficiary  during

                         the plan year ending on the Determination Date and

                         during the  four  (4) immediately  preceding  plan

                         years.






                              (b)  in the case  of a  Group Participant  or

                         beneficiary              covered under  a  defined

                         contribution plan, the sum of the accounts of  the

                         Group Participant or beneficiary under the plan as

                         of the plan's Determination Date derived from:

                                        (1)  employee         contributions

                              credited  to  such  accounts  and  investment

                              earnings thereon; and

                                        (2)  employer         contributions

                              credited  to  such  accounts  and  investment

                              earnings thereon; and

                                        (3)  rollover  contributions   made

                              prior to  January  1,  1984,  and  investment

                              earnings thereon; and

                                        (4)  any contributions which  would

                              have been  credited to  such accounts  on  or

                              before the Determination Date, but which were

                              waived  as  provided   under  the  Code   and

                              resulted in a funding deficiency; and

                                        (5)  any  amount  distributed  from

                              the accounts  described  in (1)  through  (4)

                              above during  the  Plan Year  ending  on  the

                              Determination  Date,   and   the   four   (4)

                              immediately preceding Plan Years.

                    If the Plan  is determined to  be a  Top-Heavy Plan  or

          Super Top-Heavy Plan as of any Determination Date, then it  shall be subject  to the  rules  set forth  in  the remainder  of  this

          Article for the Plan Year next following such Determination Date.

          If, as of a subsequent Determination Date, the Plan is determined to no longer be  a Top-Heavy Plan or  Super Top-Heavy Plan,  then the rules set  forth in the  remainder of this  Article shall  no

          longer  apply,  except   where  expressly  indicated   otherwise.

          Notwithstanding the foregoing, if the  Plan changes from being  a

          Super Top-Heavy Plan to a Top-Heavy Plan, the rules applicable to a Top-Heavy Plan shall apply.

                    "Year of Super Top-Heavy Service" shall mean a Year  of

          Service of a Participant  which commenced in  a Plan Year  during which the Plan was a Super Top-Heavy Plan.

                    "Year of  Top-Heavy  Service"  shall  mean  a  Year  of

          Service of a Participant  which commenced in  a Plan Year  during which the Plan was a Top-Heavy Plan.



          12.02          Minimum Contributions or Benefits.


                    For any Plan Year in which the Plan is a Top-Heavy Plan

          the minimum rate  of contributions and  forfeitures allocated  to the account of any Participant shall be the lesser of:

                              ( i) The    highest    rate    of    employer

                         contributions and  forfeitures  (determined  as  a

                         percentage  of  compensation   as  defined   under

                         Section 415 of the Code) allocated to the  account

                         of any Key Employee; and






                              (ii) 3% of such compensation.

                    Notwithstanding the above  paragraph, if a  Participant

          is also a participant in another defined contribution plan of the

          Affiliated Employer  Group,  all  or a  portion  of  the  minimum allocation described above may be provided under such other  plan and the  minimum allocation  provided under  this Plan  shall  be

          eliminated  or  reduced  accordingly.    If  the  Employee  is  a

          Participant  in  one  or  more  defined  benefit  plans  of   the

          Affiliated Employer  Group,  all  or a  portion  of  the  minimum required benefits or  allocations under Section  416 of the  Code may be  provided under  such plans  as set  forth in  regulations issued  by  the  Secretary  of  the  Treasury,  and  the  minimum

          allocation  provided  in   the  preceding   paragraph  shall   be

          eliminated  or  reduced  accordingly.    Employer   contributions

          resulting from a salary reduction  election by an Employee  shall not be counted  toward meeting the  minimum required  allocations under this Section.  Matching Employer Contributions may be  used to satisfy the minimum  required allocations under this  Section,

          if  such  contributions  are  not  counted  under  the  ACP  test described in Section 3.06.

                    Participants who are Non-Key Employees and who are  not

          separated from service as of the  last day of the Plan Year,  and who have (1)  failed to complete  1000 Hours of  Service (or  the equivalent), (2) declined to make mandatory contributions to  the

          Plan,  or  (3)   been  excluded  from   the  Plan  because   such

          individual's compensation  is  less  than a  stated  amount,  are considered Participants solely for purposes of this Section.

                    The minimum allocation required [to the extent required

          to be nonforfeitable under Section  416(b)] may not be  forfeited under Section 411(a)(3)(B) or 411 (a)(3)(D).



          12.03          Adjustment to Maximum Benefits.


                    If the Plan is a Top-Heavy Plan for any Plan Year, then

          the maximum  benefit which  can be  provided under  Section  3.10 shall be  determined by  substituting "1.00"  for "1.25"  in  the

          applicable fractions.    However, if  the  Plan is  not  a  Super

          Top-Heavy Plan for  such Plan Year,  than the preceding  sentence shall not apply  provided that "4%"  (or such higher  rate as  is required by Internal Revenue Service Regulations) is  substituted for "3%" in the  first paragraph of Section  12.02, and a  paired defined benefit plan provides an additional minimum accrual of 1%

          per year up to an additional 10% or this Plan provides a  minimum allocation of 7.5% of compensation.



          12.04          Minimum Vesting


                    If the Plan is  determined to be  a Top-Heavy Plan  for

          any Plan Year,  then an Active  Participant's vested interest  in his Account determined as of the first day of such Plan Year, and determined as of any future date while the Plan continues to be a

          Top-Heavy Plan, shall  be no less  than as  determined under  the following Table:






                    Years of Service              Vesting Percentage


                    Less than 2 years                  None
                    2 but less than 3                  20%
                    3 but less than 4                  40%
                    4 but less than 5                  60%
                    5 but less than 6                  80%
                    6 years or more                    100%



                    If the Plan subsequently is determined to no longer  be

          a Top-Heavy Plan, then the  above minimum vesting schedule  shall not apply  to any  portion of  a Participant's  Account which  is accrued after the first day of  the first Plan Year in which  the

          Plan is no longer a Top-Heavy Plan, provided that the Account for any Participant with three  (3) or more Years  of Service as  the first date as  of which the  Plan is no  longer a Top-Heavy  Plan shall continue to  be vested in  accordance with  a schedule  not less than  the minimum  vesting  schedule applicable  during  the period that the Plan was a Top-Heavy Plan.

                    The minimum vesting  schedule applies  to all  benefits

          within the meaning of Section 411(a)(7) of the Code except  those

          attributable  to  employee   contributions,  including   benefits

          accrued before the  effective date  of Section  416 and  benefits accrued before the Plan became top-heavy.



          12.05          Discontinuance of Article.


                    In the event that the provisions of this Article are no

          longer required to  qualify the Plan  under the  Code, then  this






          Article XII  shall thereupon  be void  without the  necessity  of further amendment of the Plan.



               IN WITNESS WHEREOF, and as evidence  of the adoption of  the foregoing, the Company has caused this instrument to be  executed by a  duly  authorized  officer  as  of  this_________________day of________________, 1996.


                    SHARED TECHNOLOGIES CELLULAR, INC.

                    By:  ____________________________________

                         ____________________________________
                         Title





                                    sharddoc.002