Form 10-Q
period 1997-03-31
SHARED TECHNOLOGIES CELLULAR INC
filed 1997-05-14
CIK 933583

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

	[x]	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1997

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

							Yes _X_     No  ___
As of May 12, 1997, there were 5,120,407 shares outstanding of the Company's Common Stock, $.01 par value


PART I			FINANCIAL INFORMATION		PAGE



Item 1. 			Financial Statements



				Consolidated Balance
				Sheets as of March 31,
  				1997 and December 31, 1996 		3-4

				Consolidated Statements of
				Operations for the Three
   				Months Ended March 31,
   				1997 and 1996  				5

   				Consolidated Statements of
   				Cash Flows for the Three
   				Months Ended March 31,
   				1997 and 1996  				6


				Consolidated Statements of
  				Stockholders' Equity for
  				the Three Months Ended
   				March 31, 1997  				7


   				Notes to Consolidated
   				Financial Statements  			8-9


Item 2

				Management's Discussion and
  				Analysis of Results of Operations
 				and Financial Condition 		10-12


PART II 			OTHER INFORMATION				13

				Signature Page				14




Item 1 Financial Statements

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Balance Sheets

						March 31, 1997	December 31, 1996
						(unaudited)
ASSETS

Current Assets:

Cash						    $70,848		  $143,621
Accounts receivable, less allowance
for doubtful accounts of $1,668,993
and $1,392,176 in 1997 and 1996	  2,688,144		 1,621,317
Carrier commissions receivable,
less unearned income			     65,416	          52,967
Inventories					     90,769		    79,529
Current portion of note receivable	     54,333           39,474
Prepaid expenses and other current
assets					    143,211		   132,813

Total current assets			  3,112,721        2,069,721

Telecommunications and office
equipment, less accumulated
depreciation 			        1,993,286     	 2,130,713

Other assets:

Intangible assets, less accumulated
amortization				  9,162,349      	 9,322,373
Deposits					    402,272		   373,074
Note receivable, net of current portion 106,290		   118,994
Assets held for disposition		    247,418          247,418

Total other assets		     	  9,918,329      10 ,061,859

Total Assets		            $15,024,336      $14,262,293

The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Balance Sheets
						March 31, 1997	December 31, 1996
						(unaudited)

LIABILITIES and STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	   $1,797,323         $2,218,406
Accounts payable and other current
liabilities					    8,770,702	     8,718,814
Commissions payable				 17,675    	        48,441
Due to affiliate				      784,746 		  58,809

Total current liabilities	         11,370,446         11,044,470

Notes payable, less current portion	      343,525    		 360,417

Stockholders' equity:

Preferred Stock, $.01 par value
Series B Convertible, authorized
1,250,000 shares, issued and outstanding
500,000 shares.                            5,000               5,000
Common Stock, $.01 par value,
authorized 20,000,000 shares, issued and
outstanding 5,120,407 shares in 1997
and 4,862,737 in 1996	     			51,205             48,628
Capital in excess of par value        16,567,954         15,816,979
Accumulated deficit                  (13,313,794)       (13,013,201)

Total stockholders' equity		   3,310,365          2,587,406

Total liabilities and stockholders'
equity				       $15,024,336        $14,262,293


The accompanying notes are an integral part of these consolidated financial statements


Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Operations (unaudited)
For The Three Months Ended March 31,


						1997			   1996

Revenues:
Rental 				$3,676,895			$3,199,683
Debit					 1,657,634	 	         194,518
Activations				   767,639                 911,751

Total revenues			 6,102,168			 4,305,952

Cost of Revenues:
Rental				 2,101,716			 2,073,248
Debit					   824,268			   117,288
Activations		               536,559		         585,843

Total cost of revenues	  	 3,462,543			 2,776,379

Gross margin			 2,639,625		       1,529,573

Selling, general &
administrative expenses:
Field					 2,458,949			 2,428,892
Corporate 				   408,835			   687,637
		 2,867,784			 3,116,529

Loss from operations 		  (228,159)	            (1,586,956)

Interest expense, net		   (72,434)			   (60,771)

Net loss			       ($300,593)	           ($1,647,727)

Net loss per common share         ($0.06)		          ($0.52)

Weighted average number of
common shares outstanding	 5,001,711			 3,151,952

The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For The Three Months Ended March 31,

							    1997			1996
Cash flows from operating activities:
Net loss				  	       ($300,593)	       ($1,647,727)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization		         335,140		     368,776
Provision for doubtful accounts              305,707             189,369
Common stock used for compensation
and services                                  14,561
Accretion of interest on notes payable        31,500
Note receivable                               (2,155)
Change in assets and liabilities:
Accounts receivable                       (1,372,534)		     790,939
Carrier commissions receivable	         (12,449)            151,246
Inventories                                  (11,240)		     (40,228)
Prepaid expenses and other current assets    (10,398)           (253,764)
Accounts payable and other current
liabilities		                            20,388	          (768,401)
Commissions payable	  			   (30,766)	          (115,959)
Net cash used in operating activities	(1,032,839)         (1,325,749)

Cash flows from investing activities:
Other assets				 	   (22,513)		    (557,459)
Capital expenditures			 	   (44,374)	          (347,860)
Net cash used in investing activities	   (66,887)		    (905,319)

Cash flows from financing activities:
Payments on notes payable		        (437,975)
Advances from affiliate				   725,937		      25,708

Issuance of common stock			   738,991               5,000
Net cash provided by financing activities: 1,026,953		      30,708

Net decrease in cash	 	  		   (72,773)         (2,200,360)
Cash, beginning of period	 		   143,621		   2,541,827
Cash, end of period				   $70,848            $341,467

Supplemental disclosures of cash flow
information:
Cash paid during the periods for interest	  $151,995		     $21,319

The accompanying notes are an integral part of these consolidated financial statements.













Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (unaudited)
For the Three Months Ended March 31, 1997

				Series B	          Common		 Capital in
			     Preferred Stock	    Stock		 excess of
			    Shares     Amount	   Shares Amount	 Par Value

Balances, December
31, 1996		   500,000     5,000	4,862,737 $48,628	  $15,816,979

Issuance of common
Stock			       -        -         257,670   2,577      $750,975

Net Loss		       -        -            -        -          -

Balances, March
31, 1997		    500,000     5,000	5,120,407	$51,205 $16,567,954

								Total
				Accumulated			Stockholders'
				Deficit			Equity

Balances, December
31, 1996			($13,013,201)		$2,857,406

Issuance of common
Stock				    -				   753,552

Net Loss			    (300,593)		 ($300,593)

Balances, March
31, 1997		    	($13,313,794)	      $3,310,365



Shared Technologies Cellular, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 1997
(Unaudited)

1.	Basis of Presentation:  The consolidated financial statements included herein have been prepared by Shared Technologies Cellular, Inc. ("STC" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1996 Form 10-K. Certain reclassifications to prior year financial statements were made in order to conform to the 1997 presentation.

2. Litigation: In connection with the Company's purchase of certain assets from PTC Cellular, Inc. ("PTCC") in November 1995, the Company delivered a $2 million note to PTCC. The current principal balance on such note was approximately $1,700,000 as of May 12, 1997, payable in semi-annual installments of $225,000, plus interest of 8% through 1999. The Company did not pay the November 1, 1996 installment due under the note. Consequently, on January 16, 1997, PTCC filed a claim against the Company for breach of the note, which claim was filed in the Circuit Court of the 11th Judicial Circuit, Dade County, Florida. Although the Company reserves certain defenses to PTCC's claim, it subsequently made a partial payment of the missed installment payment and is actively in negotiations with PTCC to resolve this matter. The Company also did not pay the May 1, 1997 installment due under the note. In the event that the Company does not reach a satisfactory resolution with PTCC, an adverse outcome from this claim would be likely to have a materially adverse effect to the Company's financial condition and cash flows.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company would be likely to have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.


3. Acquisitions:	In April 1996, the Company completed its
acquisition of substantially all of the assets of its only franchisee, Summit Assurance Cellular, Inc., and certain other parties (collectively "Summit"). The purchase price was $3,562,662, comprised of $335,415 in cash, the assumption of $668,564 of accounts payable and $665,822 of notes payable, the issuance of a promissory note for $952,861, the issuance of 300,000 shares of the Company's common stock valued at $3.125 per share, and warrants to purchase an additional 100,000 shares of the Company's common stock at prices of $3.00, $4.00, and $5.00 per share, respectively. These warrants, valued at $12,500, vest immediately and expire in three years.

The acquisition was accounted for as a purchase, and the purchase price was allocated on the basis of the relative fair market values of the net assets acquired and net liabilities assumed, as follows:



Cash				      $20,000
Equipment		            169,600
Excess of cost over net
assets acquired	          3,373,062
			         $3,562,662


The following unaudited pro forma condensed combined statement of operations for the three month period ended March 31, 1996 gives effect to the acquisition of Summit as if it had occurred on January 1, 1996.

		   1996

Revenues					$4,958,115

Net loss				     ($2,004,741)

Loss per common share		           ($.59)




Item 2.

Management's Discussion and Analysis of Results and Financial Condition

Results of Operations:

Revenues

The Company's revenues of $6,102,000 in the quarter ended March 31, 1997 represented an increase of $1,796,000 (42%) over the quarter ended March 31, 1996. This significant increase in revenues was primarily due to the April 1996 purchase of the operations of the Company's only franchisee and the expansion of the debit or prepaid business, offset by the elimination of the in-car cellular phone rental operation. During the quarter ending March 31, 1997 the Company had revenues of $1,147,000 in portable cellular telephone rentals as a result of the Summit acquisition. For the quarter ending March 31, 1997 the debit business had revenues of $1,658,000, an increase of $1,463,000 over the quarter ending March 31, 1996. These increases were partially offset by a $1,384,000 reduction in revenues as a result of the elimination of the in-car cellular telephone operation as of the fourth quarter 1996. The in-car rental operation was eliminated due to unacceptable profit margins, and the existing accounts were transitioned to portable rentals. The balance of the increase in revenues ($570,000) occurred in the portable rental operation. This was mainly due to increased penetration within existing portable cellular rental locations, as well as the transition of the in-car rental accounts into portable rentals.

Gross Margin

Gross margin increased from 36% for the three month period ended March 31, 1996 to 43% for the three month period ended March 31, 1997. This was due to significant changes in the revenue mix, as previously discussed. The following table summarizes the revenue mix and the changes in the gross margin for the three month periods ended March 31, 1997 and 1996:

                                 1997                     1996
                          Revenues  Gross Margin  Revenues  Gross Margin
Portable rentals             60%         43%         42%        40%
In-car rentals                -           -          32%        29%
Debit                        27%         50%          5%        40%
Activations                   8%         10%         13%        16%
Agency                        5%         70%          8%        70%
Total                       100%         43%        100%        36%

The gross margin for both the portable rental and the debit operations improved due to a reduction in carrier costs as a result of better line management and lower carrier usage charges. The activations operation showed a reduction in the gross margin due to lower activation commissions received from the carriers.

Operating Expenses

Operating expenses decreased $248,000, from $3,117,000 for the three month period ended March 31, 1996 to $2,868,000 for the three month period ended March 31, 1997. As a percentage of revenue, operating expenses decreased from 72% to 47% during the three month periods ended March 31, 1996 to 1997. The decrease was due to several factors. In the latter part of fiscal 1996, the Company made a concerted effort to reduce its operating expenses. The Company consolidated its Special Events operation into its portable rental operation. It also transitioned its in-car cellular telephone operation accounts into its portable rental operation. The Company also implemented other cost-cutting measures, such as staffing reductions, office closings and travel restrictions that resulted in an overall decrease in operating expenses. Another factor that helped reduce operating expenses as a percentage of revenue was the acquisition of certain assets of Summit. The Company was able to absorb Summit's operation with their existing field operating expenses but with the elimination of its corporate expenses whose functions were absorbed by existing Company personnel.

Interest Expense:

Interest expense was $72,000 for the three month period ended March 31, 1997, compared to $61,000 for the three month period ended March 31, 1996. Interest expense was mainly due to debt issued in conjunction with the PTCC acquisition in November 1995 and the Summit acquisition in April 1996.

Liquidity and Capital Resources:

The Company had a working capital deficit of $8,258,000 at March 31, 1997, compared to a deficit of $8,975,000 at December 31, 1996.
Stockholders' equity at March 31, 1997 was $3,310,000, compared to $2,857,000 at December 31, 1996.

Net cash used in operations for the three month period ended March 31, 1997 was $1,033,000. This was mainly due to the increase in its accounts receivable balance at the end of the quarter due to a significant increase in debit billings and the timing of the payments of those billings. For the three month period ended March 31, 1996 the net cash used in operating activities was $1,326,000. This was mainly due to operating results for the period, net of noncash items.

Net cash used in investing activities for the three month period ended March 31, 1997 was $67,000. This was mainly attributable to the purchase of equipment accessories. For the three month period ended March 31, 1996, the Company focused its investing activities on the purchase of portable and in-car cellular telephone equipment and an advance deposit of $250,000 on the Summit acquisition.

Financing activities were focused primarily on raising capital to meet the obligations incurred with previously mentioned acquisitions and for working capital. During the three month period ended March 31, 1997 the Company raised cash of $739,000, net of expenses, through the sale of
250,000 Units.   Each Unit consisted of one share of the Company's common
stock, $.01 par value, and one warrant to purchase an additional share of such common stock. The Units were priced at $3.00 each, and the warrants have an exercise price of $3.00 per share. The Company also borrowed $726,000 from its former parent, Shared Technologies Fairchild Inc.
(STFI).

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

Item 3.

Not applicable



PART II.	OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the Company's purchase of certain assets from PTC Cellular, Inc. ("PTCC") in November 1995, the Company delivered a $2 million note to PTCC. The current principal balance on such note was approximately $1,700,000 as of May 12, 1997, payable in semi-annual installments of $225,000, plus interest of 8% through 1999. The Company did not pay the November 1, 1996 installment due under the note. Consequently, on January 16, 1997, PTCC filed a claim against the Company for breach of the note, which claim was filed in the Circuit Court of the 11th Judicial Circuit, Dade County, Florida. Although the Company reserves certain defenses to PTCC's claim, it subsequently made a partial payment of the missed installment payment and is actively in negotiations with PTCC to resolve this matter. The Company also did not pay the May 1, 1997 installment due under the note. In the event that the Company does not reach a satisfactory resolution with PTCC, an adverse outcome from this claim would be likely to have a materially adverse effect to the Company's financial condition and cash flows.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company would be likely to have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.


Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibit 27

Financial Data Schedule


  	(b)   Reports on Form 8-K

	      On January 22, 1997, the Company filed a report on Form 8-K,
Item 5, detailing that the Company entered into an agreement on December 27, 1996 to sell up to 1,500,000 common stock Units for an aggregate purchase price of $4,500,000.

The Company included exhibits 4.1, 4.2 and 4.3, in accordance with Form 8-K item 5.

The exhibits included the Purchase Agreement, Common Stock Warrant Certificate and Option Agreement, all dated December 27, 1996.




SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




					SHARED TECHNOLOGIES CELLULAR, INC.



						By:    /s/ Vincent DiVincenzo
							     Chief Financial Officer


						Date: May 14, 1997