Form 10-Q
period 1997-06-30
SHARED TECHNOLOGIES CELLULAR INC
filed 1997-08-15
CIK 933583

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

	[x]	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1997

	[ ]	   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13732

SHARED TECHNOLOGIES CELLULAR, INC.
(Exact name of registrant as specified in its charter)

Delaware              	        				06-1386411
(State or other jurisdiction of				(IRS Employer
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

								Yes __X___     No   ___


As of August 14, 1997, there were 5,960,511 shares outstanding of the Company's Common Stock, $.01 par value.


PART 1 FINANCIAL INFORMATION                   PAGE

Item 1.
Financial Statements

Consolidated Balance
Sheets as of June 30,
1997 and December 31, 1996                     3-4

Consolidated Statements of Operations
for the six months ending June 30,1997
and 1996                                         5

Consolidated Statements of Operations
for the three months ending June 30,
1997 and 1996                                    6

Consolidated Statements of
Cash Flows for the six
months ended June 30, 1997 and 1996            7-8

Consolidated Statements of
Stockholders' Equity for
the six months ended June 30, 1997               9

Notes to Consolidated Financial Statements   10-11


Item 2

Management's Discussion and Analysis of
Results of Operations and Financial
Condition                                    12-15


PART II OTHER INFORMATION                       16

Signature Page                                  17


















Item 1. Financial Statements
Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Balance Sheets

                                  June 30, 1997     December 31, 1996
					     (unaudited)
ASSETS

Current Assets:

Cash                                 $415,268           $143,621
Accounts receivable, less allowance
for doubtful accounts of $887,269
and $1,392,176 in 1997 and 1996     2,046,281          1,621,317
Carrier commissions receivable,
less unearned income                  258,784             52,967
Inventories                            74,533             79,529
Current portion of note receivable     89,726             39,474
Prepaid expenses and other
current assets                        165,297            132,813

Total current assets                3,049,889          2,069,721

Telecommunications and office
equipment, less accumulated
depreciation                        1,904,514          2,130,713

Other assets:

Intangible assets, less accumulated
amortization                        9,001,714          9,322,373
Deposits                              505,695            373,074
Note receivable, less current portion  73,930            118,994
Assets held for disposition           247,418            247,418

Total other assets                  9,828,757         10,061,859


TOTAL ASSETS                      $14,783,160        $14,262,293







The accompanying notes are an integral part of these financial statements.













Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY


						June 30, 1997     December 31, 1996
						(unaudited)
Current liabilities:

Current portion of notes payable      $953,704         $2,218,406
Accounts payable and other current
liabilities                          8,152,927          8,718,814
Commissions payable                    255,091             48,441
Due to affiliate                     1,011,962             58,809
Total current liabilities           10,373,684         11,044,470

Notes payable, less current portion  1,154,236            360,417

Stockholders' equity:
Preferred stock, $.01 par value,
Series B Convertible, authorized,
1,250,000 shares issued and
outstanding 500,000 shares               5,000              5,000
Common stock $.01 par value,
Authorized 20,000,000 shares,
issued and outstanding 5,127,177
shares in 1997 and 4,862,737 shares
in 1996                                 51,272             48,628
Capital in excess of par value      16,582,377         15,816,979
Accumulated deficit                (13,383,409)       (13,013,201)

Total stockholders' equity           3,255,240          2,857,406

Total liabilities and
stockholders' equity               $14,783,160        $14,262,293



The accompanying notes are an integral part of these financial statements.

















Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
For the Six Months Ended June 30,
 							1997        	1996

Revenues:
Rental                                  7,705,300     $7,131,547
Debit                                   3,678,794        461,260
Activations                             1,482,824      1,781,125

Total Revenues                         12,866,918      9,373,932

Cost of revenues:
Rental 					    4,343,219      4,574,408
Debit                    	          1,874,295        327,940
Activations					    1,040,914      1,090,134

Total cost of revenues                  7,258,428      5,992,482

Gross margin			          5,608,490      3,381,450

Selling, general and administrative
expenses:
Field  					    4,987,246      4,888,871
Corporate 					      850,236      1,387,256
                                        5,837,482      6,276,127
Loss from operating                      (228,992)    (2,894,677)

Interest expense (net)                   (141,216)      (129,838)
Net loss                                ($370,208)   ($3,024,515)
Net loss per common share                  ($0.07)        ($0.85)

Weighted average number of common
shares outstanding                      5,061,424      3,561,455

The accompanying notes are an integral part of these financial statements.




















Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
For the Three Months Ended June 30,

 							1997       	1996

Revenues:
Rental 		        	        $4,028,405    $3,931,865
Debit				               2,021,160       266,741
Activations					     715,185       869,374

Total revenues                         6,764,750     5,067,980

Cost of revenues:
Rental 					   2,241,503     2,501,160
Debit						   1,050,027       210,652
Activations					     504,355       504,291

Total cost of revenues                 3,795,885     3,216,103

Gross margin                           2,968,865     1,851,877

Selling, general and administrative
expenses:

Field						   2,528,297     2,459,937
Corporate					     441,401       699,661
                                       2,969,698     3,159,598
Loss from operations                        (833)   (1,307,721)

Interest expense (net)                   (68,782)      (69,067)

Net loss					    ($69,615)  ($1,376,788)
Net loss per common share                 ($0.01)       ($0.35)

Weighted average number of common
shares outstanding                     5,120,481     3,970,959

The accompanying notes are an integral part of these financial statements.

















Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For The Six Months Ended June 30,

                                            1997           1996
Cash flows from operating activities:
Net loss                                ($370,208)   ($3,024,515)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization             641,833        742,906
Provision for doubtful accounts           631,965        430,084
Common stock issued for compensation
and services					 29,051
Accretion of interest on notes payable	 51,650
Note receivable                     	 (5,188)
Change in assets and liabilities
Accounts receivable                    (1,056,929)      (856,010)
Carrier commissions receivable           (205,817)       (43,897)
Inventories                                 4,996        (30,854)
Prepaid expenses and other current
assets                                    (32,484)
Accounts payable and other current
liabilities                              (617,537)     1,537,436
Commissions payable				206,650
Net cash used in operating activities    (722,018)    (1,244,850)

Cash flows from investing activities:
Acquisition of businesses                               (417,316)
Other assets				     (118,639)       (82,499)
Purchase of equipment			     (108,956)    (1,557,260)
Collection of receivable from sale of assets           1,077,856
Payments for intangible assets		              (227,407)
Net cash used in investing activities    (227,595)    (1,206,626)

Cash flows from financing activities:
Payments on notes payable        	     (470,883)        (2,286)
Advances from affiliate			      953,153	    27,221
Issuance of common stock                  738,990	     5,000
Net cash provided by financing
activities                              1,221,260         29,935

Net increase (decrease) in cash           271,647     (2,421,541)
Cash, beginning of period                 143,621      2,541,827
Cash, end of period                      $415,268       $120,286



The accompanying notes are an integral part of these financial statements.









Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)
For The Six Months Ended June 30,


							  1997        1996
Supplemental disclosure of cash flow
information:
Cash paid during the period for -
Interest                                  $228,064   $49,394

Supplemental schedules of noncash
investing and financing activities:
Issuance of common stock for acquisitions      $0   $950,000
Notes payable incurred for acquisition
of assets                                      $0 $1,139,000




































The accompanying notes are an integral part of these financial statements.




Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (unaudited)
For The Six Months Ended June 30, 1997

                                    Series B
                                   Preferred
                                     Stock        Common Stock
                                 Shares Amount    Shares Amount

Balances, December 31, 1996     500,000 $5,000  4,862,737 $48,628
Issuance of common stock           -      -       264,440   2,644
Net loss                           -      -         -          -
Balances, June 30,1997          500,000 $5,000  5,127,177 $51,272

                             Capital in               Total
                             Excess of  Accumulated Stockholders'
	                       Par Value  Deficit       Equity

Balances, December 31, 1996 $15,816,979 ($13,013,201) $2,857,406
Issuance of common stock        765,398      -          $768,042
Net loss                         -          (370,208)  ($370,208)

Balances, June 30,1997      $16,582,377 ($13,383,409) $3,255,240












The accompanying notes are an integral part of these financial statements.




















Shared Technologies Cellular, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 1997
(Unaudited)
1. Basis of Presentation: The consolidated financial statements included herein have been prepared by Shared Technologies Cellular, Inc. ("STC" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1996 report on Form 10-K. Certain reclassifications to prior year financial statements were made in order to conform to the 1997 presentation.

2. Litigation: On July 28, 1997, the Company entered into a settlement agreement to resolve certain litigation with PTC Cellular, Inc ("PTC") concerning an alleged default by the Company on payments under a promissory note delivered to PTC in connection with the Company's 1995 purchase of certain assets from PTC (the "Note"). Pursuant to the settlement agreement, the Company has agreed to pay PTC an aggregate of $400,000 in several installments, with the last such installment due no later than August 31, 1997, representing settlement of the claimed arrearages due under the Note. Thereafter, the Company has agreed to pay future installments under the Note in accordance with the original terms on the Note. As a result of the settlement agreement the Company has classified a portion of the note as a long-term liability.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company would be likely to have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

3. Acquisitions:	In April 1996, the Company completed its acquisition of
substantially all of the assets of its only franchisee, Summit Assurance Cellular, Inc. and certain other parties (collectively "Summit"). The purchase price was $3,562,662, comprised of $335,415 in cash, the assumption of $668,564 of accounts payable and $665,822 of notes payable, the issuance of a promissory note for $952,861, the issuance of 300,000 shares of the Company's common stock valued at $3.125 per share, and three-year warrants each to purchase 100,000 shares of the Company's common stock at prices of $3.00, $4.00, and $5.00 per share, respectively. These warrants were valued at $12,500, vest immediately and expire in three years.

The acquisition was accounted for as a purchase, and the purchase price was allocated on the basis of the relative fair market values of the net assets acquired and net liabilities assumed, as follows:
Cash				      $20,000
Equipment		            169,600
Excess of cost over net
assets acquired	          3,373,062
			         $3,562,662

The following unaudited pro forma condensed combined statement of operations for the six month period ended June 30, 1996 gives effect to the acquisition of Summit as if it had occurred on January 1, 1996.

		   					1996
Revenues				         $10,243,482
Net loss			               ($3,497,720)
Loss per common share		               ($.93)

4. Subsequent Events: On July 3, 1997 the Company signed an agreement with MS Comm LLC ("MS") to grant MS the non-exclusive option
(the "Option") to purchase up to 500,000 shares of the Company's Common Stock at a purchase price of $3.00 per share. The Option initially expired on July 23, 1997, however, the Company has agreed to extend the option until September 1, 1997. Under the agreement the Company also committed to issue warrants to MS subject to the Company's achievement of certain revenue targets from accounts referred by MS in connection with a separate agreement (the "Referral Agreement") whereby MS was appointed as an independent sales representative of the Company. In the event that the Company generates revenues of at least $2,000,000 from the Referral Agreement during the first year of the Referral Agreement, then MS will receive a common stock purchase warrant representing the right to purchase 1,000,000 shares of Common Stock at a purchase price of $3.00 per share. In the event that the Company generates revenues of at least $4,000,000 from the Referral Agreement during the second year of the Referral Agreement, then MS will receive a Common Stock purchase warrant representing the right to purchase 1,000,000 shares of Common Stock at a purchase price of $4.00 per share.




























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

Results of Operations:

Six months ended June 30, 1997 compared to June 30, 1996

Revenues
The Company's revenues of $12,867,000 in 1997 represented an increase of $3,493,000 (37%) over revenues in 1996. This significant increase was primarily due to the expansion of the debit or prepaid business and the April 1996 purchase of the operations of the Company's sole franchisee, offset by the elimination of the in-car operation. The debit business had revenues of $3,679,000, an increase of $3,218,000 over debit revenues in 1996. During 1997 the Company had an increase in revenues over 1996 of $1,777,000 in portable cellular telephone rentals as a result of the Summit acquisition. These increases were partially offset by a $2,505,000 reduction in revenues as a result of the elimination of the in-car cellular telephone operation as of the fourth quarter 1996. The in-car rental operation was eliminated due to unacceptable profit margins, and the existing accounts were transitioned to portable rentals. The balance of the increase in revenues ($1,003,000) occurred in the portable rental operation. This was mainly due to increased penetration within existing portable cellular rental locations, as well as the transition of the in-car rental accounts into portable rentals.

Gross margin
Gross margin increased to 44% of revenues for 1997 from 36% for 1996. This improvement was mainly due to significant changes in the revenue mix, as previously discussed. The following table summarizes the impact of these changes on the gross margin for 1997 and 1996:

                                    1997               1996
                             Revenues Gross Margin Revenues Gross Margin
Portable rentals                 60%     44%         49%       42%
In-car rentals                    -        -         27%       25%
Debit                            29%     49%          5%       29%
Activations                      11%     30%         19%       39%

Total                           100%     44%        100%       36%

The gross margin for both the portable rental operation and the debit operation improved due to a reduction in carrier costs as a result of better line management and lower carrier charges. The activations operation showed a reduction in the gross margin due to lower activation commissions received from the carriers.

Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") decreased $439,000 (7%), to $5,837,000 for 1997 from $6,276,000 for 1996. As a percentage of revenues, SG&A decreased to 45% for 1997 compared to 67% for 1996.
The decrease is due to several factors. In the latter part of fiscal year 1996, the Company made a concerted effort to reduce its operating expenses. The Company consolidated its Special Events operation into the portable rental operation. It also transitioned its in-car cellular telephone operation into its portable rental operation. The Company also implemented other cost-cutting measures, such as staff reductions, office closings and travel restrictions that resulted in an overall decrease in SG&A. Another factor that helped reduce SG&A as a percentage of revenues, was the acquisition of certain assets of Summit. The Company was able to reduce expenses through certain synergies.

Interest expense
Interest expense net of interest income was $141,000 for 1997 compared to $130,000 for 1996. Interest expense was mainly due to debt issued in conjunction with the PTCC acquisition in November 1995 and the Summit acquisition in April 1996.

Three months ended June 30, 1997 compared to June 30, 1996

Revenues
The Company's revenues of $6,765,000 in 1997 represented an increase of $1,697,000 (33%) over revenues in 1996. This significant increase was primarily due to the expansion of the debit or prepaid business, and the April 1996 purchase of the operations of the Company's sole franchisee, offset by the elimination of the in-car operation. The debit business had revenues of $2,021,000, an increase of $1,754,000 over revenues in 1996. During 1997 the Company had an increase in revenues over 1996 of $625,000 in portable cellular telephone rentals as a result of the Summit acquisition. These increases were partially offset by a $1,124,000 reduction in revenues as a result of the elimination of the in-car
cellular telephone operation as of the fourth quarter 1996.   The balance
of the increase in revenues ($442,000) occurred in the portable rental operation. This was mainly due to increased penetration within existing portable cellular rental locations, as well as the transition of the in-car rental accounts into portable rentals.

Gross margin
Gross margin increased to 44% of revenues for 1997 from 37% for 1996. This improvement was mainly due to the significant changes in the revenue mix, as previously discussed. The following table summarizes the impact of these changes on the gross margin for 1997 and 1996:

                                    1997                 1996
                             Revenues Gross Margin Revenues Gross Margin
Portable rentals                 60%      44%         55%      43%
In-car rentals                   -        -           23%      21%
Debit                            30%      48%          5%      21%
Activations                      10%      30%         17%      42%

Total                           100%      44%        100%      37%

The gross margin for both the portable rental operation and the debit operation improved due to a reduction in carrier costs as a result of better line management and lower carrier charges. The activations operation showed a reduction in the gross margin due to lower activation commissions received from the carriers.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased $190,000 (6%), to $2,970,000 for 1997 from $3,160,000 for 1996. As a percentage of revenues, SG&A decreased to 44% for 1997 compared to 62% for 1996.
The decrease is due to cost cutting measures implemented by the Company in the latter part of fiscal year 1996. See the previous SG&A discussion for a detailed explanation.

Interest expense
Interest expense net of interest income was $69,000 for both 1997 and 1996. Interest expense was mainly due to debt issued in conjunction with the PTCC acquisition in November 1995 and the Summit acquisition in April 1996.

Liquidity and Capital Resources:

The Company had a working capital deficit of $7,324,000 at June 30, 1997, compared to a deficit of $8,975,000 at December 31, 1996. Stockholders' equity at June 30, 1997 was $3,255,000, compared to $2,857,000 at
December 31, 1996.

Net cash used in operations for the six month period ended June 30, 1997 was $722,000. This was mainly due to the increase in its accounts receivable balance at the end of the quarter due to the significant increase in debit billings and the timing of the payments of those billings. For the six month period ended June 30, 1996 the net cash used in operating activities was $1,245,000. This was mainly due to operating results for the period, net of noncash items partially offset by an increase in accounts payable and other current liabilities.

Net cash used in investing activities for the six month period ended June 30, 1997 was $228,000. This was mainly attributable to the purchase of equipment accessories and deposit requirements by carriers for additional lines. For the six month period ended June 30, 1996, the Company focused its investing activities on the purchase of cellular telephone equipment and on growth through acquisition. In addition, the Company collected on a note receivable from the sale of the resale operation in December 1995.

Financing activities were focused primarily on raising capital to meet the obligations incurred with previously mentioned acquisitions and for working capital. During the six month period ended June 30, 1997 the Company raised cash of $739,000, net of expenses, through the sale of 250,000 Units. Each Unit consists of one share of the Company's common stock, $.01 par value, and one warrant to purchase an additional share of such common stock. The Units were priced at $3.00 each, and the warrants have an exercise price of $3.00 per share. The Company also borrowed $953,000 from its former parent, Shared Technologies Fairchild Inc. (STFI).



Cash from operations has been sufficient to fund ongoing operations, however funds are needed to satisfy existing obligations arising from completed acquisitions and prior year losses. In order to address the Company's immediate cash requirements, the Company is engaged in efforts to raise capital through a private placement of up to 333,333 Common Stock units (`Units") at $3.00 per Unit. Each Unit consisting of one share of Common Stock and one warrant to purchase an additional share of Common Stock at an exercise price of $3.00 per share. It is expected that certain of the Company's directors and members of management will participate in this private placement. Management believes that with this anticipated infusion of cash the Company can meet its existing short-term obligations. However, an additional infusion of cash from debt or equity may be required to meet its long-term obligations.

Item 3.

None









































PART II.	OTHER INFORMATION

Item 1.  Legal Proceedings

On July 28, 1997, the Company entered into a settlement agreement to resolve certain litigation with PTC Cellular, Inc ("PTC") concerning an alleged default by the Company on payments under a promissory note delivered to PTC in connection with the Company's 1995 purchase of certain assets from PTC (the "Note"). Pursuant to the settlement agreement, the Company has agreed to pay PTC an aggregate of $400,000 in several installments, with the last such installment due no later than August 31, 1997, representing settlement of the claimed arrearages due under the Note. Thereafter, the Company has agreed to pay future installments under the note in accordance with the original terms on the Note.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company would be likely to have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 23, 1997. Three matters of business were held to a vote for the following purposes: (1) the election of seven directors of the Company for the ensuing annual term ("Proposal 1"); (2) the ratification of an amendment to the 1994 Stock Option Plan to increase the number of shares of the Company's Common Stock available for awards from 274,797 to 525,000 ("Proposal 2"); and (3) the reappointment of the Company's auditors, Rothstein, Kass & Company P.C. ("Proposal 3"). A total of 5,492,792 votes were cast, out of a total of 7,120,407 potential votes.

Proposal 1
Directors				For			Withheld
Anthony D. Autorino		5,435,042		57,750
Thomas H. Decker			5,434,792		58,000
William A. DiBella		5,434,792		58,000
Vincent DiVincenzo		5,435,292		57,500
Ajit G. Hutheesing		5,435,292		57,500
Craig A. Marlar			5,435,292		57,500
Nicholas E. Sinacori		5,435,292		57,500

Proposal 2
				For		Against	Abstain
				5,433,682	55,610	3,500

Proposal 3
				For		Against	Abstain
				5,462,792	27,600	2,400

Item 6.	Exhibits and Reports on Form 8-K:
(a) Exhibit
    27 Financial Data Schedule

(b) Reports on Form 8-K
    None




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


						Date: August 14, 1997