Form 10-Q
period 1997-09-30
SHARED TECHNOLOGIES CELLULAR INC
filed 1997-11-14
CIK 933583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

	[x]	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

	[ ]	   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ___________

Commission file number 1-13732

SHARED TECHNOLOGIES CELLULAR, INC.
(Exact name of registrant as specified in its charter)

Delaware              	        				06-1386411
(State or other jurisdiction of				(IRS Employer
incorporation or organization)                  Identification No.)

100 Great Meadow Road, Suite 102 Wethersfield, Connecticut 06109
(Address of principal executive office)            (Zip Code)

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

								Yes __X___     No   ___

The number of shares outstanding of the registrant's common stock as of November 10, 1997 was 7,210,301



PART 1 FINANCIAL INFORMATION                   PAGE

Item 1.
Financial Statements

Consolidated Balance
Sheets as of September 30,
1997 and December 31, 1996                     3-4

Consolidated Statements of Operations
for the nine months ending September 30,1997
and 1996                                         5

Consolidated Statements of Operations
for the three months ending September 30,
1997 and 1996                                    6

Consolidated Statements of
Cash Flows for the nine
months ended September 30, 1997 and 1996       7-8

Consolidated Statements of
Stockholders' Equity for
the nine months ended September 30, 1997         9

Notes to Consolidated Financial Statements   10-11


Item 2

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                   12-15


PART II OTHER INFORMATION

Item 1.

Legal Proceedings                               16

Item 6.

Exhibits and reports on Form 8-K                16

Signature Page                                  17













Item 1. Financial Statements
Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Balance Sheets

                                  September 30, 1997 December 31, 1996
					     (unaudited)
ASSETS

Current Assets:

Cash                                 $840,533           $143,621
Accounts receivable, less allowance
for doubtful accounts of $680,999
and $1,392,176 in 1997 and 1996     1,847,778          1,621,317
Carrier commissions receivable,
less unearned income                  269,295             52,967
Inventories                           108,640             79,529
Current portion of note receivable     89,726             39,474
Prepaid expenses and other
current assets                        223,190            132,813

Total current assets                3,379,162          2,069,721

Telecommunications and office
equipment, less accumulated
depreciation                        1,843,633          2,130,713

Other assets:

Intangible assets, less accumulated
amortization                        8,858,849          9,322,373
Deposits                              431,345            373,074
Note receivable, less current portion  76,722            118,994
Assets held for disposition           247,418            247,418

Total other assets                  9,614,334         10,061,859


TOTAL ASSETS                      $14,837,129        $14,262,293







The accompanying notes are an integral part of these financial statements.











Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY


						September 30, 1997 December 31, 1996
						(unaudited)
Current liabilities:

Current portion of notes payable      $546,099         $2,218,406
Accounts payable and other current
liabilities                          7,593,179          8,718,814
Commissions payable                    310,140             48,441
Due to affiliate                     1,007,573             58,809
Total current liabilities            9,456,991         11,044,470

Notes payable, less current portion  1,193,455            360,417

Stockholders' equity:
Preferred stock, $.01 par value,
Series B Convertible, authorized,
1,250,000 shares, issued and
outstanding 0 shares in 1997
and 500,000 shares in 1996                -                 5,000
Common stock, $.01 par value,
authorized 20,000,000 shares,
issued and outstanding 7,210,301
shares in 1997 and 4,862,737 shares
in 1996                                 72,103             48,628
Capital in excess of par value      17,797,598         15,816,979
Accumulated deficit                (13,683,018)       (13,013,201)

Total stockholders' equity           4,186,683          2,857,406

Total liabilities and
stockholders' equity               $14,837,129        $14,262,293



The accompanying notes are an integral part of these financial statements.













Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
For the Nine Months Ended September 30,
 							1997        	1996

Revenues:
Rental                                 11,829,192    $12,929,942
Debit                                   5,132,996        856,397
Activations                             2,126,715      2,457,067

Total Revenues                         19,088,903     16,243,406

Cost of revenues:
Rental 					    6,456,199      7,959,765
Debit                    	          2,767,115        666,050
Activations					    1,435,126      1,509,132

Total cost of revenues                 10,658,440     10,134,947

Gross margin			          8,430,463      6,108,459

Selling, general and administrative
expenses:
Field  					    7,543,812      7,948,884
Corporate 					    1,357,919      1,881,590
                                        8,901,731      9,830,474
Loss from operations                     (471,268)    (3,722,015)

Interest expense (net)                   (197,281)      (262,256)

Net loss before income taxes             (668,549)    (3,984,271)

Income taxes                               (1,268)          -

Net loss                                ($669,817)   ($3,984,271)

Net loss per common share                  ($0.12)        ($1.02)

Weighted average number of common
shares outstanding                      5,458,224      3,909,656




The accompanying notes are an integral part of these financial statements.











Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
For the Three Months Ended September 30,

 							1997       	1996

Revenues:
Rental 		        	        $4,123,892    $5,798,395
Debit				               1,454,202       395,137
Activations					     643,891       675,942

Total revenues                         6,221,985     6,869,474

Cost of revenues:
Rental 					   2,112,980     3,385,357
Debit						     892,820       338,110
Activations					     394,212       418,998

Total cost of revenues                 3,400,012     4,142,465

Gross margin                           2,821,973     2,727,009

Selling, general and administrative
expenses:

Field						   2,556,566     3,060,013
Corporate					     507,683       494,334
                                       3,064,249     3,554,347
Loss from operations                    (242,276)     (827,338)

Interest expense (net)                   (56,065)     (132,418)

Net loss before income taxes            (298,341)     (959,756)

Income taxes                              (1,268)        -

Net loss					   ($299,609)    ($959,756)

Net loss per common share                 ($0.05)       ($0.21)

Weighted average number of common
shares outstanding                     6,238,883     4,598,487




The accompanying notes are an integral part of these financial statements.












Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
For The Nine Months Ended September 30,

                                            1997           1996
Cash flows from operating activities:
Net loss                                ($669,817)   ($3,984,271)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization             935,237      1,248,943
Provision for doubtful accounts           965,785        900,359
Common stock issued for compensation
and services					 46,039         26,646
Accretion of interest on notes payable	 18,300
Note receivable                     	 (7,980)
Change in assets and liabilities
Accounts receivable                    (1,192,246)    (2,116,787)
Carrier commissions receivable           (216,328)
Inventories                               (29,111)       (41,912)
Prepaid expenses and other current
assets                                    (90,377)       154,637
Accounts payable and other current
liabilities                            (1,143,935)       208,740
Commissions payable				261,699
Net cash used in operating activities  (1,122,734)    (3,603,645)

Cash flows from investing activities:
Acquisition of businesses                               (290,407)
Other assets				      (55,000)      (178,195)
Purchase of equipment			     (187,904)    (2,062,170)
Collection of receivable from sale of assets           1,077,856
Payments for intangible assets		              (347,731)
Net cash used in investing activities    (242,904)    (1,800,647)

Cash flows from financing activities:
Payments on notes payable        	     (839,269)      (985,967)
Advances from affiliate			      948,764	   263,907
Issuance of common and preferred stock  1,953,055	 3,638,649
Net cash provided by financing
activities                              2,062,550      2,916,589

Net increase (decrease) in cash           696,912     (2,487,703)
Cash, beginning of period                 143,621      2,541,827
Cash, end of period                      $840,533        $54,124



The accompanying notes are an integral part of these financial statements.








Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) (continued)
For The Nine Months Ended September 30,


							  1997        1996
Supplemental disclosure of cash flow
information:
Cash paid during the period for -
Interest                                  $316,845  $213,498

Income taxes                                $1,268        $0

Supplemental schedules of noncash
investing and financing activities:
Issuance of common stock for acquisitions      $0   $950,000
Notes payable incurred for acquisition
of assets                                      $0 $1,139,000

Issuance of Series B Convertible Preferred
Stock in exchange for amount due parent        $0 $1,200,000
































The accompanying notes are an integral part of these financial statements.




Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (unaudited)
For The Nine Months Ended September 30, 1997

                                    Series B
                                   Preferred
                                     Stock        Common Stock
                                 Shares Amount    Shares Amount

Balances, December 31, 1996     500,000 $5,000  4,862,737 $48,628
Issuance of common stock           -      -       680,897   6,809
Conversion of preferred stock  (500,000)($5,000)1,666,667  16,666
Net loss                           -      -         -          -
Balances, September 30,1997           0      $0  7,210,301$72,103

                             Capital in               Total
                             Excess of  Accumulated Stockholders'
	                       Par Value  Deficit       Equity

Balances, December 31, 1996 $15,816,979 ($13,013,201) $2,857,406
Issuance of common stock      1,992,285,      -       $1,999,094
Conversion of preferred stock   (11,666)      -               $0
Net loss                         -          (669,817)  ($669,817)

Balances, September 30,1997 $17,797,598 ($13,683,018) $4,186,683

























The accompanying notes are an integral part of these financial statements.




Shared Technologies Cellular, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 1997
(Unaudited)

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

2. Earnings per share: Primary income (loss) per common share is computed by deducting preferred stock dividend from net income (loss),if any. The resulting net income (loss) is applicable to common stock, which is then divided by the weighted average number of common shares outstanding. Fully diluted income (loss) per common share is computed by dividing the income applicable to common stock by the weighted average number of common and common equivalent shares and the effect of preferred stock conversions, if dilutive. Fully diluted income (loss) per common share is substantially the same as primary income (loss) per common share.

3. Litigation: On July 28, 1997, the Company entered into a settlement agreement to resolve certain litigation with PTC Cellular, Inc.("PTC") concerning an alleged default by the Company on payments under a promissory note delivered to PTC in connection with the Company's 1995 purchase of certain assets from PTC (the "Note"). Pursuant to the settlement agreement, the Company paid PTC an aggregate of $400,000, representing settlement of the claimed arrearages due under the Note. Thereafter, the Company has agreed to pay future installments under the Note in accordance with the original terms on the Note.

The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company would be likely to have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

4. Acquisitions:	In April 1996, the Company completed its acquisition of
substantially all of the assets of its only franchisee, Summit Assurance Cellular, Inc. and certain other parties (collectively "Summit"). The purchase price was $3,562,662, comprised of $335,415 in cash, the assumption of $668,564 of accounts payable and $665,822 of notes payable, the issuance of a promissory note for $952,861, the issuance of 300,000 shares of the Company's common stock valued at $3.125 per share, and three-year warrants each to purchase 100,000 shares of the Company's common stock at prices of $3.00, $4.00, and $5.00 per share, respectively. These warrants were valued at $12,500.


The acquisition was accounted for as a purchase, and the purchase price was allocated on the basis of the relative fair market values of the net assets acquired and net liabilities assumed, as follows:
Cash				      $20,000
Equipment		            169,600
Excess of cost over net
assets acquired	          3,373,062
			         $3,562,662

The following unaudited pro forma condensed combined statement of operations for the nine-month period ended September 30, 1996 gives effect to the acquisition of Summit as if it had occurred on January 1, 1996.

		   					1996
Revenues				         $17,112,956
Net loss			               ($4,456,745)
Loss per common share		              ($1.10)








































Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Nine Months Ended September 30, 1997 compared to September 30, 1996

Revenues for 1997 were $19,089,000, an increase of $2,845,000 (18%) over revenues for 1996. This increase was primarily due to the expansion of the debit, or prepaid, business and the April 1996 purchase of the operations of the Company's sole franchisee, offset by the elimination of the in-car cellular rental operation. The net loss for 1997 was $700,000, compared to a net loss of $ 3,984,000 for 1996. The improvement was a result of the increase in revenues, together with an improvement in the gross margin and a reduction in operating expenses. The net loss per common share was $0.12 for 1997, compared to $1.02 for 1996.

Revenues


The cellular telephone rental business had revenues of $11,829,000 for 1997, compared to $12,930,000 for 1996. This decrease was due to a reduction of $3,061,000 in revenues for 1997 as a result of the elimination of the in-car cellular telephone rental operation in the fourth quarter of 1996. The in-car operation was eliminated due to unacceptable operating losses. The portable cellular telephone rental business continued to show good revenue growth for 1997. Revenues for 1997 were $11,829,000, compared to $9,869,000 for 1996. This increase of $1,960,000 was attributable to several factors. The April 1996 Summit acquisition accounted for $2,084,000 of additional revenues in 1997. However, this increase was offset by $1,419,000 in nonrecurring revenues generated in the third quarter of 1996 from the summer's Olympic Games. The balance was mainly due to increased penetration within existing portable cellular rental locations, as well as the transition of in-car rental accounts to portable rental accounts.

The debit, or prepaid, business had revenues of $5,125,000 for 1997, compared to $856,000 for 1996. This significant increase was due to the rapid expansion into the debit business in the first quarter of 1997. Such expansion was represented by one primary account.

The activation business had revenues of $2,127,000 for 1997, compared to $2,457,000 for 1996. This decrease was mainly due to a reduction in activation revenues by the Company's Texas operation.



Gross Margin

Gross margin increased to 44% of revenues for 1997, from 38% for 1996. This improvement was mainly due to significant changes in revenue mix, as previously discussed. The following table summarizes the impact of these changes on gross margins for 1997 and 1996:

                                 1997                  1996
                         Revenues  Gross Margin  Revenues Gross Margin
Portable rentals           62%         45%          61%       45%
In-car rentals              -           -           19%       19%
Debit                      27%         46%           5%       22%
Activations                11%         33%          15%       39%

Total                     100%         44%         100%       38%

The gross margin for the debit operation improved due to a reduction in carrier costs as a result of better line management and lower carrier usage cost.
The activations operation showed a reduction in gross margin due to lower activation commissions received from carriers.

Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") decreased $927,000 (9%), to $8,903,000 for 1997 from $9,830,000 for 1996. As a percentage of revenues, SG&A decreased to 47% for 1997, compared to 61% for 1996.
This decrease was due to several factors. In the latter part of fiscal year 1996, the Company made a concerted effort to reduce its operating expenses. The Company consolidated its Special Events operation into its portable rental operation. It also transitioned its in-car cellular telephone rental operation to its portable cellular telephone rental operation. The Company also implemented other cost-cutting measures, such as staff reductions, office closings and travel restrictions that resulted in an overall decrease in SG&A. Another factor that helped reduce SG&A as a percentage of revenues was the acquisition of certain assets of Summit. The Company was able to reduce expenses through certain synergies.

Interest Expense

Interest expense net of interest income was $197,000 for 1997, compared to $262,000 for 1996. Interest expense was mainly due to debt issued in conjunction with the PTC acquisition in November 1995 and the Summit acquisition in April 1996.

Three Months Ended September 30, 1997 compared to September 30, 1996

Revenues were $6,222,000 for the third quarter of 1997, a decrease of $648,000 (9%) over revenues for the third quarter of 1996. This decrease was primarily due to revenues recognized from the Summer Olympics in the third quarter of 1996 and the elimination of the in-car cellular rental operation, offset by increased revenues from the expansion of the debit, or prepaid, business. The net loss for the third quarter of 1997 was $300,000, compared to a net loss of $ 960,000 for the third quarter of 1996. This improvement was a result of an increase in gross margin and a reduction in operating expenses. The net loss per common share was $0.05 for 1997, compared to $0.21 for 1996.

Revenues

The cellular telephone rental business had revenues of $4,124,000 for 1997, compared to $5,798,000 for 1996. This decrease was partially due to a reduction of $555,000 in revenues for 1997 resulting from elimination of the in-car cellular telephone rental operation in the fourth quarter of 1996. Portable cellular telephone rental revenues for 1997 were $4,124,000, compared to $5,243,000 for 1996. This decrease was due to $1,419,000 in nonrecurring revenues generated in the third quarter of 1996 from the summer's Olympic Games.

The debit, or prepaid, business had revenues of $1,454,000 for 1997, compared to $395,000 for 1996. This significant increase was due to the expansion into the debit business in the first quarter of 1997. Such expansion was represented by one primary account.

The activation business had revenues of $643,000 for 1997, compared to $676,000 for 1996. This decrease was mainly due to a reduction in activation revenues by the Company's Texas operation. The decrease in revenues from the Texas operation was partially offset by revenues generated from a pilot program started in the third quarter with a major national retailer.

Gross Margin

Gross margin increased to 45% of revenues for 1997, from 40% for 1996. This improvement was mainly due to significant changes in revenue mix, as previously discussed. The following table summarizes the impact of these changes on gross margins for 1997 and 1996:

                                   1997                 1996
                           Revenues Gross Margin  Revenues  Gross Margin
Portable rentals             67%        49%          76%       45%
In-car rentals                -          -            8%      -12%
Debit                        23%        39%           6%       14%
Activations                  10%        39%          10%       38%

Total                       100%        45%         100%       40%

The gross margins for both the portable rental operation and the debit operation improved due to a reduction in carrier costs as a result of better line management and lower carrier usage charges.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $489,000 (14%), to $3,066,000 for 1997, from $3,554,000 for 1996. As a percentage of revenues, SG&A decreased to 49% for 1997, compared to 52% for 1996. This decrease was due to cost cutting measures implemented by the Company in the latter part of fiscal year 1996. See the previous SG&A discussion for a detailed explanation.

Interest Expense

Interest expense, net of interest income, was $56,000 for 1997, compared to $132,000 for 1996. Interest expense was mainly due to debt issued in conjunction with the PTCC acquisition in November 1995 and the Summit acquisition in April 1996.

Liquidity and Capital Resources:

The Company had a working capital deficit of $6,078,000 at September 30, 1997, compared to a deficit of $8,975,000 at December 31, 1996. Stockholders' equity at September 30, 1997 was $4,187,000, compared to $2,857,000 at December 31, 1996.

Net cash used in operations for the nine-month period ended September 30, 1997 was $1,123,000. During this period, the Company improved the timeliness of its payments to carriers and other vendors. The Company used a portion of the proceeds from the sale of Units (discussed below) for this purpose. For the nine-month period ended September 30, 1996 the net cash used in operating activities was $3,604,000. This was mainly due to the operating loss for the period.

Net cash used in investing activities for the nine-month period ended September 30, 1997 was $243,000. This was mainly attributable to the purchase of portable cellular equipment and accessories as well as the updating of computer equipment. For the nine-month period ended September 30, 1996, the Company focused its investing activities on the purchase of portable and in-car cellular telephone equipment.

Financing activities were focused primarily on raising capital to meet the obligations incurred with previously mentioned acquisitions and for working capital. During the nine-month period ended September 30, 1997 the Company raised cash equity of $1,953,000, net of expenses, through the sale of 656,667 Units. These Units were sold as follows, 250,000 Units were sold in January 1997 and 406,667 Units were sold in the August 1997 and September 1997 period. Each Unit consisted of one share of the Company's common stock, and one warrant to purchase an additional share of such common stock. The Units were priced at $3.00 each, and the warrants had an exercise price of $3.00 per share. The Company used a portion of the proceeds to make scheduled payments on various notes payable issued in conjunction with the PTC and Summit acquisitions. The Company also borrowed $949,000 from its former parent, Shared Technologies Fairchild Inc. (STFI).

Cash from operations has been sufficient to fund ongoing operations. However, additional funds will be needed to satisfy existing obligations arising from completed acquisitions and prior year losses. Management believes that an additional infusion of cash from debt or equity financing is required. Management does not believe that, at this time, existing operations can generate sufficient cash to sustain operations as well as meet its existing obligations. In order to address its cash needs, on September 19, 1997 the Company signed an engagement letter with an investment banking firm to arrange and underwrite $20 million of senior secured financing.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: The Management's Discussion and Analysis may include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those in any forward-looking statement. Such risks and uncertainties may include, without limitation, technological obsolescence, price and industry competition, financing capabilities, and dependence on major customers and relationships.





PART II.	OTHER INFORMATION

Item 1.  Legal Proceedings

On July 28, 1997, the Company entered into a settlement agreement to resolve certain litigation with PTC Cellular, Inc. ("PTC") concerning an alleged default by the Company on payments under a promissory note delivered to PTC in connection with the Company's 1995 purchase of certain assets from PTC (the "Note"). Pursuant to the settlement agreement, the Company paid PTC an aggregate on $400,000, representing settlement of the claimed arrearages due under the Note. Thereafter, the Company has agreed to pay future installments under the
Note in accordance with the original terms on the Note.

The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company would be likely to have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.


Item 6.	Exhibits and Reports on Form 8-K:
(a) Exhibit
    27 Financial Data Schedule (filed only electronically with the SEC)

(b) Reports on Form 8-K
    None





































                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.




					SHARED TECHNOLOGIES CELLULAR, INC.



	November 14, 1997 		By:    /s/ Vincent DiVincenzo
					      Vincent DiVincenzo
                                    Chief Financial Officer
                                    (Chief Accounting Officer and
                                     Duly Authorized Officer)