Form 10-K
period 1997-12-31
SHARED TECHNOLOGIES CELLULAR INC
filed 1998-03-31
CIK 933583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549
	FORM 10-K

_ X _	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1997

_ _  	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _ _ _ TO _ _
	Commission File Number  1-13732

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

The aggregate market value of the registrant's Common Stock held by nonaffiliates as of March 26, 1998 was approximately $6,513,000 based on the average of the closing bid and asked prices as reported on such date in the over-the-counter market.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of March 26, 1998

             7,236,564 shares of Common Stock
                       $.01 par value

The following document is hereby incorporated by reference into Part III of this Form 10-K: The registrant's Proxy
Statement for its Annual Meeting of Stockholders to be held on May 22, 1998 to be filed with the Securities and Exchange Commission in definitive form on or before April
28, 1998.


PART I

Item 1.

Business

(a) General Development of Business - Shared Technologies Cellular, Inc. ("STC" or the "Company"), a Delaware corporation incorporated in 1989, is a national cellular service provider offering rental, prepaid and activation services in over 640 of approximately 950 Cellular Geographical Service Areas
("CGSA") within the United States. The Company rents portable cellular telephones to business and leisure travelers, the press, attendees, and participants at conventions, sporting events and government agencies. As a reseller or agent for cellular and PCS carriers, the Company offers cellular service to approximately 94% of the U.S. population. STC also performs nationwide cellular activation services through a variety of retail and commercial outlets. The Company is expanding the scope of its prepaid (debit) cellular service to include a national activation, customer service and collection service operation through major mass merchants.

Through the acquisitions of certain assets from Road and Show Cellular East, Inc., Road and Show South Ltd. and Road and Show Pennsylvania, Inc. (collectively "Road and Show"), in December 1993, the Company obtained a national distribution network, including relationships with national car rental companies and hotels, which the Company has significantly expanded since that date. Immediately following the Road and Show acquisitions, the Company had approximately 1,300 portable cellular telephones available to rent at approximately 60 distribution outlets. As of December 31, 1997, the Company had approximately 4,000 cellular telephones available to rent at approximately 300 distribution outlets.

In April 1995, the Company completed its initial public offering. Prior to the offering, the Company was an approximately 86%-owned subsidiary of Shared Technologies Fairchild Inc., ("STFI"). The Company sold 950,000 shares of its common stock, $0.01 par value ("Common Stock") for $5.25 per share, which generated net proceeds of approximately $3,562,000 after underwriters' commissions and offering expenses. In conjunction with the Company's initial public offering, $1,184,000 of the amount due to STFI was contributed to the Company's capital in excess of par value.

In May 1995, the Company commenced management of, and subsequently acquired the outstanding capital stock of Cellular Hotline, Inc., ("Hotline"), a cellular telephone activation service provider.
The purchase price was $1,329,000 comprised of $217,000 in cash, the assumption of $712,000 of accounts payable, the issuance of a promissory note of $150,000 and the balance through the issuance of 50,000 shares of the Company's Common Stock, valued at $5.00 per share. The Company used a portion of the proceeds from its April 21, 1995 public offering for the cash portion of the purchase. At the discretion of the former Hotline stockholders, in September 1995, STC was required to repurchase all of the Common Stock issued to the former Hotline stockholders for $5.00 per share. The Common Stock was subsequently retired. Additionally, at closing, STC issued options to purchase 50,000 additional shares, excersizable at $7.50 per share for three years.

In November 1995, the Company completed its acquisition of substantially all of the assets of PTC Cellular, Inc. ("PTCC"), one of the largest in-car cellular telephone providers in the United States. The purchase price was $3,725,000, comprised of $300,000 in cash, $1,200,000 in assumed accounts payable, a five-year promissory note in the principal amount of $2,000,000 and the issuance of 100,000 shares of Common Stock, valued at $2.25 per share.

In December 1995, the Company sold its resale business to SNET Mobility, Inc. The sale included the Company's customer accounts relating to the resale business and the corresponding accounts receivable, for approximately $1.1 million in cash.

In December 1995, the Company completed a $3 million private placement of equity with International Capital Partners, Inc., ("ICP"), a Stamford, Connecticut based investment firm, two of whose principals are currently directors of the Company. The $3 million offering proceeds, net of commissions, was used primarily for the acquisition of certain assets of PTCC and to provide additional working capital. Under the terms of the offering, STC issued 300,000 shares of its Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Stock"). Each preferred shareholder is entitled to receive dividends equal to 10% per annum for the first twelve month period, payable in additional shares of Series
A Stock. In addition, the Company issued to ICP a five-year warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.50. In May 1996, all of the outstanding Series A Stock, including 11,260 shares received as dividends, were converted into 1,146,450 shares of Common Stock. In August 1996 the Companys' stockholders voted to cancel the Companys' authority to issue additional shares of the Series A Stock.

In April 1996, the Company completed its acquisition of substantially all of the assets of its only franchisee, Summit Assurance Cellular, Inc. and certain other parties (collectively "Summit") The purchase price was approximately $3,563,000 comprised of $335,000 in cash, the assumption of $669,000 of accounts payable and $656,000 of notes payable, the issuance of a promissory note for $953,000, and the issuance of 300,000 shares of Common Stock, valued at $3.125 per share and three-year warrants each to purchase 100,000 shares of the Company's Common Stock at prices of $3.00, $4.00 and $5.00 per share, respectively. These warrants were valued at $13,000.

In August 1996, the Company completed a $5 million private placement with ICP and STFI for 500,000 shares of Series
B Preferred Stock, $.01 par value per share (the "Series
B Stock"). The Company received gross proceeds from the offering of $5 million, including the cancellation of $1,200,000 of preexisting debt to STFI. A commission of $125,000 was paid to ICP. In August 1997, all of the outstanding Series B Stock was converted into 1,666,666 shares of the Company's Common Stock and the shareholders received warrants to purchase an equal number of Common
Stock at an exercise price of $3.00 per share. Separately, the Company engaged the services of ICP to provide certain financial advisory services to the Company for a period of one year. In consideration for such services, the Company issued a five-year Common Stock Warrant to ICP for the purchase of 240,000 shares of Common Stock at an exercise price of $3.00 per share and on terms substantially the same as those provided for in the Common
Stock Warrants issued to the purchasers of the Series
B Stock.

In December 1996, the Company entered into an agreement
(the "Purchase Agreement") with RHI Holdings, Inc. ("RHI") pursuant to which the Company sold to RHI 500,000 common stock units ("Units") with each Unit consisting of one share of Common Stock, and one warrant to purchase an additional share of Common Stock at $3.00 per share. The Company received proceeds of $1,469,000, net of certain transactional expenses, from the sale of such Units. The Purchase Agreement provided for STC to use its best efforts to cause the Board of Directors of STC to include at least one member designated by RHI so long as RHI owns capital stock (or the rights to purchase capital stock) comprising 5% or more of the voting power in STC, and at least two members designated by RHI so long as RHI owns capital stock (or the rights to purchase capital stock) comprising 10% or more of the voting power in STC. To date, no RHI-designated directors have joined the Board of Directors. The Company used the proceeds received from the sale of the Units for working capital.

In August and September 1997, the Company sold an additional 406,667 Units through a private placement that included various members of the Company's management.
The sale generated proceeds of $1,220,000.

(b) Financial Information about Industry Segments - The
Company is engaged in one industry segment, the telecommunications industry, providing a wide range of services including, short-term cellular telephone rentals, activation of cellular phones and debit cellular phone systems.

(c)  Narrative Description of Business

	(1) (i)  Products and Services

Cellular Phone Rentals

The Company markets its cellular telephone rental services principally through car rental agencies, international airlines and hotels. The Company has agreements with the Hertz Corporation ("Hertz"), National Car Rental System,
Inc., ("National"), Budget Rent a Car Corporation ("Budget"),
Avis Rent a Car Systems, Inc. ("Avis"), and Alamo Rent a Car,
Inc. ("Alamo"), as well as significant car rental company licensees, to offer its portable cellular telephones at designated car rental locations. The Company's phones are located primarily at airport terminals, in approximately 70 cities throughout the United States. In addition, during 1996, the Company developed an airline cellular rental program designed to market to international customers in-bound to the United States. These travelers typically do not utilize the car rental companies, and require the communication convenience of renting a cellular phone. Through contracts with two major airlines, STC coordinates cellular phone rentals in most major cities, utilizing its centralized reservation/customer service and fulfillment center.

In addition, the Company markets its cellular telephone services at conventions and sporting events. For example, the Company has rented cellular telephones at the NCAA basketball tournament for the last three years, the 1996 Summer Olympics in Atlanta, and the 1996 and 1995 New York Marathon. The Company also rents cellular telephones on site following emergency and disaster situations through arrangements with telecommunications carriers, the Federal Emergency Management Agency and other governmental agencies.

Debit Services

The growth of the cellular industry has been accompanied by significant amounts of bad debt. Cellular carriers have responded to the bad debt problem by imposing stringent credit requirements on potential customers which have resulted in approximately 35% of the subscribers who apply for cellular service being rejected. To allow these customers to enjoy the advantages of cellular communications, STC is developing programs that allow subscribers easy, pay-in-advance options for cellular service. Debit, or prepaid, cellular service is presented as a solution for credit issues and for businesses requiring more control over the cellular expenses in their organizations. Cellular debit services open a substantial and relatively untapped segment of the cellular marketplace, which STC intends to aggressively pursue. The Company provides the necessary tracking, customer service, collection services, and reporting functions required to support its prepaid cellular service. The Company currently has an agreement with a national retailer, Thorn Americas, Inc. ("Rent A Center") for whom the Company is performing these functions. As of December 31, 1997, the Company had activated approximately 13,000 lines for Rent
A Center throughout the United States.

The Company has also established an end-user program where the retailer acts as an agent for the debit service and receives on-going commissions from the revenue without on-going responsibilities. This product is marketed under the CellEase brand name. All customers of CellEase debit service are customers of STC, effectively establishing a direct and on-going relationship with the end-user. The customer purchases the phone from an authorized retailer, then calls STC using a toll-free number to activate the phone. At a minimum, customers must purchase $30 of pre-paid usage every 30 days, customers can make pre-paid usage purchases from authorized retailers or directly from STC in increments of $30, $50, or $100.

Activation Services

With the acquisition of Hotline, STC became one of the largest providers of nationwide cellular phone activation services. The Company acts as an agent linking retail points of sale to more than 690 cellular markets, using its 1,200 individual carrier contracts nationwide. In addition, STC offers its activation services to the cellular carriers under its "MOVE/Customer Retention Program". The Company maintains contracts and relationships with most cellular carriers in the United States, and can provide the necessary administrative services to permit a customer in a store within the United States to purchase a phone with activated cellular service. In addition to charging a service fee to the national distribution partner, the Company also derives revenues from the cellular carrier in the form of commissions, residual payments, and other revenue sharing.

The Company is currently exploring a retail activation program with a national retailer. The program offers mass merchants two alternatives to traditional cellular phone programs from local carriers. The first uses freestanding, retail kiosks located in high volume stores.
These kiosks are fully staffed by STC employees, removing the retailer from the complex cellular sales transaction.
For lower volume stores, STC can use similar displays to offer a Phone-In-Box program. The retailer's sales transactions and administration are simplified because service activation occurs by having the customer call a toll-free number at STC's National Activation Center.

(iv) Patents, Trademarks, Licenses, Franchises, Concessions

"Shared Technologies Cellular" is a registered trademark, which is licensed to the Company by STFI. The Company filed for a registration of the servicemark "CellEase" which is used in connection with the Company's debit cellular business. The Company utilizes proprietary technology that is licensed from third party software developers.

(v)  Seasonality

The Company has experienced a reduction of revenues in the winter months due to the reduction in business travel during the holiday season and inclement weather.

(vi)  Working Capital

Since its inception as a subsidiary of STFI, and through its initial public offering in April 1995, the Company's losses were substantially funded by STFI. In addition, STFI funded the purchase price paid for the Company's Road and Show acquisitions. In January 1997 and in April 1996, STFI contributed to the Company's capital in excess of par value approximately $1,700,000 and $1,184,000, respectively, of the Company's indebtedness to STFI. See Item 1(a) - "General Development of Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" herein.

(vii)  Dependence on Certain Customers

Approximately 26%, 24%, 13% and 11% of the Company's revenues for 1997 were attributable to Rent A Center, Hertz, Avis, and National, respectively. The Company has enjoyed its relationship with Hertz, Avis and National for several years, and has been working with Rent A Center for over one year. Nevertheless, the longevity of these relationships is generally subject to contractual termination provisions that are effective upon relatively short notice.

(viii)  Backlog

At any given time the Company maintains approximately
4,000 portable cellular telephones available for short-term rentals. Due to the varying utilization of the telephones, backlog information for the portable rental business cannot be quantified.

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

Other cellular providers in the debit market include: World
Wide Cellular, Boston Communications Group, USCI, Inc., national carriers such as MCI, GTE, AT&T, and local resellers. In addition, Topp Telecom, Inc., an alternative technology provider, offers a turn-key solution similar to the STC
CellEase program.

In the activation business, the Company faces competition mainly from other resellers, mass merchants, carriers and agents, many of which may have substantially more experience and greater financial, marketing, technical and other resources than the Company.

(xiii) Employees

As of March 26, 1998, the Company had approximately 204
employees; 10 in management, 44 in administration, 142 in sales and service and 8 in technical positions. The
Company's employees are not represented by a labor union.
The Company believes its relations with its employees are satisfactory.

Item 2.

Property

The Company does not own any real estate and has no present plans to purchase any real estate. The Company's principal executive office is leased and is located at 100 Great Meadow
Road, Suite 102, Wethersfield, Connecticut 06109.

The Company's executive office currently occupies approximately 6,300 square feet pursuant to a five-year lease agreement expiring in 1999 (the "Term"). The Company pays a monthly rent of approximately $8,100 during the remainder of the Term. In addition, the Company leases an aggregate of approximately 15,000 square feet in various locations nationwide for the purpose of direct sales by its sales force, for a total monthly rent of approximately $13,000. Each of the leased properties is, in management's opinion, generally well maintained and is suitable to support the Company's business. The Company is anticipating an expansion of its current leased space at the executive office in the first quarter of 1998 to approximately 18,400 square feet, with a rental rate and terms substantially the same as those under the current lease.

Item 3.

Legal Proceedings


The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December
31, 1997.


PART II

Item 5.

Market for Registrant's Common Stock and Related Stockholder
Matters

The Company's shares of common stock (trading symbol: STCL) have been quoted and traded in the over-the-counter market since April 21, 1995. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During 1997 and 1996, the quarterly high and low closing prices were as follows:

Market for Registrant's Common Stock



               1997    1997    1996    1996
               High    Low     High    Low
First Quarter   2 21/32 1 3/8   4 1/8   1 5/8
Second Quarter  2 3/8   1 3/16  6 1/8   2 3/4
Third Quarter   6 1/4   1 15/16 4 1/4   1 15/16
Fourth Quarter  5 3/4   3 1/8   3       1 1/2




Number of beneficial holders of the Company's common stock as of March 26, 1998 was 719.

Item 6.

Selected Financial Data

The following table sets forth the selected financial data of the Company for each of the last five years. Financial statements for 1994 and 1993 are not presented in this filing. Such selected financial data were derived from audited financial statements not included herein. The selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. All amounts, except per share amounts, are in thousands.

Selected Financial Data


                      1997   1996     1995     1994     1993
Statement of
Operations-Data:
Revenues             24,198  20,914   13,613   10,217   2,200
Gross margin         10,667   7,285    5,026    4,923     596
Total operating
expenses             14,120  14,173    8,015    4,272   1,463
Income (loss) from
operations           (3,453) (6,888)  (2,989)     651   (867)
Gain on sale of
Division                                 689
Loss on discontinued
Affiliate                                364
Loss on contract
Cancellation                  (980)
Interest expense
(income) net         232        906      136       49     (8)
Net income (loss)
before income taxes(3,685)   (8,774)   (2,800)     602   (859)
Income taxes         (10)     (22)   (48)
Net income (loss)  (3,695)   (8,796)   (2,848)     602   (859)
Preferred stock
Dividends                     (113)
Net income (loss)
applicable to
common stock       (3,695)   (8,909)   (2,848)     602   (859)
Basic and diluted
income (loss)
per common share   (0.63)    (2.18)    (1.04)    0.28  (0.39)
Weighted average
number of
shares outstanding 5,900     4,082     2,748    2,185  2,185
Balance Sheet
Data:
Working capital
Deficit            (6,956)   (8,975)   (1,851)    (920)  (301)
Total assets       11,535    14,262    14,378    5,452  3,173
Notes payable
(including current
Portion)           1,487     2,579     2,000
Obligations under
capital leases
(including current
portion)                                                190
Other liabilities  7,832     8,767     6,290    2,449   687
Indebtedness to
STFI               1,052        59       985    2,434 4,153
Accumulated
deficit          (16,709)  (13,013)   (4,105)  (1,256)(1,858)
Stockholders'
equity(deficit)    1,165     2,857    5,102       569 (1,857)


See accompanying notes to consolidated financial statements

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Year Ended December 31, 1997 Compared to Year Ended December
31, 1996

Revenues for 1997 were $24,198,000, an increase of $3,284,000 (16%) over revenues for 1996. This increase was primarily due to the expansion of the debit business and the April 1996 purchase of the operations of the Company's sole franchisee, both of which were partially offset by the elimination of the in-car cellular rental operations. The loss from operations, excluding non-recurring charges, was $1,416,000 in 1997 and $6,888,000 in 1996. The net loss for 1997 was $3,695,000, compared to a net loss of $8,796,000 for 1996. The improvement was a result of the change in the revenue mix to more profitable lines of business and a reduction in operating expenses. The net loss per common share was $0.63 for 1997, compared to $2.18 for 1996.

Revenues

The cellular telephone rental operations had revenues of $15,242,000 for 1997, compared to $16,339,000 for 1996.
The decrease of $1,097,000 (7%) was attributable to two non-recurring sources of revenue in 1996. In 1996, the in-car operation generated revenues of $3,143,000; such line of business was discontinued in 1997. In the third quarter of 1996, the Company generated revenues of $1,434,000 from the summer's Olympic Games. These decreases for 1997 were offset by $2,259,000 in additional revenues in 1997 from the Summit acquisition. The remaining balance of the increase was mainly due to the addition of Avis, which allowed the Company to increase its penetration within existing portable cellular rental market areas.

The debit operations had revenues of $6,299,000 for 1997, compared to $1,516,000 for 1996. This significant increase was due to the rapid expansion into the debit business in the first quarter of 1997. The Company increased the number of cellular prepaid lines with Rent A Center from 5,000 to 15,000 during that period.

The activation operations had revenues of $2,657,000 for 1997, compared to $3,059,000 for 1996. This decrease was mainly due to a reduction in activation revenues by the Company's Texas location that was closed in November 1997.
In addition, several national retailers ceased to offer cellular telephone activations through the Company in 1996.
These revenue losses were offset by activations done at various retail locations.

Gross Margin

Gross margin increased to 44% of revenues for 1997, from 35% of revenues for 1996. This improvement was mainly due to significant changes in revenue mix. The in-car operations represented 15% of 1996 revenues but had no gross margin, compared to no revenues in 1997. As previously discussed, the in-car operations were discontinued in 1997. The gross margin for both the portable cellular rental and the debit operations improved due to a reduction in carrier costs as a result of better line management and lower carrier usage costs. As a percentage of revenue, the debit business increased from 7% in 1996 to 26% in 1997.
The activation operations had a small reduction in gross margin due to lower activation commissions received from carriers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased $2,090,000 (15%), to $12,083,000 for 1997 from $14,173,000 for 1996. As a percentage of revenues, SG&A decreased to 50% for 1997, compared to 68% for 1996.
This decrease was due to several factors. In the latter part of fiscal year 1996, the Company made a concerted effort to reduce its operating expenses. The Company consolidated its Special Events operation into its portable rental business, it transitioned its in-car cellular telephone rental operation to its portable cellular telephone rental business, and implemented other cost-cutting measures, such as staff reductions, office closings and travel restrictions that resulted in an overall decrease in SG&A. The Company was also able to include the revenues from the Summit acquisition with minimal amounts of additional SG&A, which helped to reduce SG&A as a percentage of revenues.

Loss on Discontinued Product Line

During 1997, the Company completed the transition of its in-car rental accounts to portable rentals. In conjunction with this transition, the Company attempted to develop alternate uses for the in-car cellular telephones, as well as the capitalized software development costs associated with the in-car cellular rental business. Although management believes that there are viable uses for such assets, the probability that such usage will be successful is not known. As a result, the Company recognized a $2,037,000 writedown to reduce the in-car cellular phones and the capitalized software development costs to net realizable value and classified them on the balance sheet as assets held for disposition.



Interest Expense

Interest expense, was $232,000 for 1997, compared to $906,000 for 1996. Interest expense in 1997 was mainly due to debt relating to the PTCC acquisition in November 1995 and the Summit acquisition in April 1996.

Year Ended December 31, 1996 Compared to Year Ended December
31, 1995

Revenues

The Company's revenues rose to $20,914,000 for 1996, an increase of $7,301,000 (54%) over 1995. Such revenue increase was due to acquisitions and the expansion of the Company's existing businesses.

The portable rental operations had a $5,825,000 (79%) revenue increase due to several factors: In April 1996, the Company purchased the portable cellular telephone business of Summit, completing the Company's ability to provide portable cellular phones on a nationwide basis. This acquisition enabled the Company to generate $2,399,000 (33%) in additional revenues in 1996. The Company also generated approximately $1,434,000 (19%) revenues at the 1996 Summer Olympics in Atlanta. The balance of the increase ($1,992,000 or 27%) in the portable rental operation was due to the transition of some of the in-car accounts and improved penetration at existing locations. As a result of the acquisition of certain in-car cellular telephone assets of PTCC as of November 1, 1995, the Company generated $2,171,000 (223%) more in-car rental revenues in 1996 than in 1995.

The debit cellular telephone operations were started in late 1995 and generated $1,516,000 in revenues in 1996, versus $33,000 in 1995. In 1996, the Company signed an agreement with Rent A Center that was principally responsible for this significant revenue growth.

The activation operations had revenues of $3,059,000 in 1996, compared to $5,238,000 in 1995. This decrease was due to several national retailers ceasing to offer cellular telephone activations through the Company. The agency activation operations had a $665,000 revenue decrease from 1995. The decrease was due to the conversion of the 1996. Connecticut location from a resale operation to an agency operation. In December 1995, the Company sold its resale business to SNET Mobility, Inc. (See Gain on Sale of Assets).

Gross Margin

Gross margin increased $2,259,000, or 45%, from 1995 to 1996. As a percentage of revenues, gross margin decreased slightly in 1996 to 35% of revenues, from 37% of revenues in 1995.
The decrease was the result of significant changes in the Company's revenue mix as a result of various acquisitions, the sale of its resale business and the rapid growth of the debit business. In addition, the in-car rental operations showed a dramatic decrease in its gross margin as a result of decreasing revenues offset by fixed costs and significant amounts of fraudulent phone usage, which the Company was forced to absorb.

Operating Expenses

Operating expenses increased to $14,173,000 for the year ended December 31, 1996, compared to $8,015,000 for the year ended December 31, 1995. As a percentage of revenues, operating expenses increased to 68% for the year ended
1996, from 59% for the year ended 1995. Part of this increase as a percentage of revenue was due to the conversion of the resale operation into an agency operation at the beginning of 1996. Although operating expenses for this group were similar for the two years, as a percentage of revenues, the expenses went from 19% in 1995 to 47% in 1996. However, due to better margins in the agency operations, the group generated more operating profits in 1996 than in 1995. Overall, had the Company not had several extraordinary operating expenses in 1996, the 1996 percentage would have dropped to approximately 52%. The following are the extraordinary operating expenses incurred by the Company in 1996.

The Company's former events division rented cellular telephones on a short-term basis at special events such as conventions and sporting events. Due to the significant overhead requirements for this division, the Company decided to consolidate the division into its existing portable rental operations at mid year. Operating expenses for the events division were approximately $1,300,000 in 1996, representing over 120% of the revenues generated.
Prior to the consolidation, the events division had approximately 30 employees, most of which were terminated in the consolidation.

Operating expenses in 1996 included over $1,000,000 related to the in-car operations. As previously discussed, the Company began transitioning the existing in-car accounts to portable rentals and eventually discontinued offering in-car rentals and terminated the approximately 20 employees and substantially all of the related expenses associated with the in-car operations.

The Company also invested approximately $600,000 in the expansion of the portable rental operations into the international airlines business. These expenses were incurred in an effort to start-up and market its rental services through various worldwide airlines, primarily focusing on international travelers who cannot use their cellular phones in the United States. The Company was successful in obtaining contracts with two major international airlines during 1996.

Operating expenses in 1996 included approximately $500,000 related to the start up and expansion of debit cellular services. Due to the dramatic sales growth from these operations, 5,000 lines were activated through the end of 1996, with an additional 9,000 lines on backorder. The
Company has created an infrastructure to accommodate significant revenue growth without the addition of significant operating costs.

Another significant operating expense incurred by the
Company was the provision for bad debt.  Bad debt expense
was $1,772,000 in 1996 and $1,249,000 in 1995.  As a
percentage of revenues, the provision was 8% in 1996
and 9% in 1995.   The significant amount of bad debt
was due to a change in the Company's marketing approach.
The Company negotiated with various car rental companies to allow the car rental company employees to deal directly with the Company's customers. This allowed the Company to significantly expand the number of locations renting its cellular telephones, thereby increasing the Company's revenues. However, as a result of the change in the marketing approach, the Company was exposed to an increased level of credit risk that resulted in an increase in bad debt realized during 1996 and 1995. The Company continues to work closely with its car rental company partners to improve the integration of specific information between the Company and the car rental companies' computer systems, in an effort to reduce credit risk.

Interest Expense

Interest expense increased significantly to $906,000 for the year ended December 31, 1996, compared to $136,000 for the year ended December 31, 1995. This increase was mainly due to debt incurred as a result of the acquisition of certain assets from PTCC and Summit. In addition, the Company recorded a $491,000 accrual for certain estimated interest charges.

Loss on Contract Cancellation

As part of the acquisition of certain assets of PTCC, the Company made a commitment to make an investment in new telephone technology for the in-car business. Consequently, the Company entered into a contract with a vendor to build new in-car cellular telephones with improved technology.
When the Company determined that the in-car business could not justify the significant investment needed to purchase the next generation of in-car cellular telephones, the Company negotiated with the vendor to terminate the contract.

Gain on Sale of Assets

Effective December 26, 1995, the Company sold its resale business to SNET Mobility, Inc. ("Mobility"). The sale included the Company's customer accounts relating to the resale business and the corresponding accounts receivable for approximately $1.1 million in cash. The Company realized a gain on the sale of approximately $689,000. Subsequent to the sale of the resale business, the Company entered into an agreement with a local cellular carrier to serve as an agent, providing cellular activations as well as mobile equipment sales and service.


Loss of Discontinued Affiliate

In December 1995, the Company's affiliate, SafeCall, Inc., ceased its operations. Amounts previously advanced to the affiliate were written off.

Preferred Stock Dividends

In 1996, the Company issued preferred stock dividends totaling $112,603 to the shareholders of the Series A Convertible Preferred Stock, payable in 11,260 additional shares of Series A Convertible Preferred Stock. All outstanding shares of Series A Convertible Preferred Stock as of May 14, 1996 were converted into 1,146,450 shares of the Company's Common Stock.

Liquidity and Capital Resources:

The Company had a working capital deficit of $6,955,000 at December 31, 1997, compared to a deficit of $8,975,000 at December 31, 1996. Stockholders' equity at December 31, 1997 was
$1,165,000, compared to $2,857,000 at December 31, 1996.

Net cash used in operations for the year ended December 31, 1997 was $1,413,000. The Company used a portion of the proceeds from the sale of Common Stock units (discussed below) to improve the timeliness of its payments to carriers and other vendors.

Net cash used in investing activities for the year ended December
31, 1997 was $271,000. This was mainly attributable to the purchase of portable cellular equipment and accessories as well as the updating of computer equipment.

Financing activities were focused primarily on raising capital to meet obligations relating to the PTCC and Summit acquisitions and for working capital. During the year ended December 31, 1997, the Company raised cash of $1,932,000, net of expenses, through the sale of 250,000 units in January 1997 and an aggregate of 406,667 units in August 1997 and September 1997. Each unit consisted of one share of the Company's Common Stock and one warrant to purchase an additional share of such Common Stock. The units were priced at $3.00 each, and the warrants had an exercise price of $3.00 per share. The Company used a portion of the proceeds to make payments of $1,091,000 on various notes payable relating to the PTCC and Summit acquisitions. The Company also borrowed $993,000 from its former parent, Shared Technologies Fairchild Inc. (STFI).

The Company will require additional funds in order to satisfy existing obligations arising from completed acquisitions, and to fund current expansion plans. In March 1998, the Company received $1,000,000 of long-term debt financing from the Chairman and Chief Executive Officer of the Company. In addition, on March 31,
1998, he committed to fund an additional $2,000,000 of long-term debt financing if the Company is unsuccessful in raising additional third-party financing by April 30, 1998. Management believes that ongoing operations, together with the debt financing, will provide the Company with sufficient funds to finance operations and planned expansion for at least the next 12 months, and long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations.

Year 2000

The Company believes that its computer systems are properly adapted to avoid a Year 2000 problem, and therefore does not anticipate any material adverse effect to the operations of the Company with respect to such issue. Many of the systems used by the Company were developed internally within the last few years and are Year 2000 compliant. The Company is currently working with outside vendors to obtain assurances that they are Year 2000 compliant.

1998 Company Outlook

The Company expects to show revenue growth in each of its operations in 1998. The wireless industry continues to diversify and expand with abundant opportunities. PCS, GSM and other wireless carriers are now entering the marketplace. Subscription growth continues to be double-digit as new products and services, such as pre-paid cellular, have been launched. The Company believes it is positioned to take advantage of these opportunities; offering travelers a communication device throughout the United States, offering pre-paid cellular and activation services through national retailers, and working with wireless carriers to offer their customers, who are relocating, a more economical activation process.

The portable cellular rental operations are expected to have moderate revenue growth in 1998. To achieve this, STC intends to refocus the car rental partners' efforts in soliciting more customers through training and improved policies and procedures, by improving awareness through marketing programs, and by penetrating the premiere traveler programs (e.g. Avis Preferred, Hertz Gold). Also, with the addition of Alamo in August 1997, the Company expects to improve the utilization of its cellular inventory since it will have up to five car rental company partners in most of its market areas across the United
States.

The debit operations are expected to show considerable revenue growth with the introduction of the CellEase prepaid cellular program. In October 1997, the Company signed an agreement appointing Worldwide Direct, Inc. ("WWD") and DTR Associates LP ("DTR") as its exclusive distributors of CellEase. WWD will develop, produce, and maintain a national television marketing campaign supporting CellEase using a short-form (60 to 90 seconds) TV advertising format. In addition, DTR will offer CellEase to national retail accounts under the "As Seen On TV" banner. Both of these programs are expected to begin late in the first quarter of 1998. The CellEase program utilizes proprietary technology, some of which is developed internally and other technology that is licensed from third-party software developers.

The activation operations are expected to have moderate revenue growth. The Company is working with various carriers to implement its MOVE/Customer Retention Program, which provides activation services for carriers' customers who are in the process of relocating. The Company has recently automated the activation process by establishing an activation Internet site, which should make the Program more attractive to carriers. In addition, the Company is currently testing a retail activation program with a national retailer at four of its locations within Virginia. If the test is successful, the Company may expand the program.

The CellEase program, and to a smaller degree, the program with the national retailer, will require significant initial investments. The success of either program is partially dependent on the ability of the Company to raise adequate capital.

In June 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in the Company's financial statements.
This statement will not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

Also in June 1997, the FASB issued SFAS No.131, "Disclosures about segments of a business and related information". This statement established revised standards for the reporting of financial information about a Company's operating segments for both interim and annual financial statements. Since the Company currently operates in one industry segment, this statement will not effect the Company.

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

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

	SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE (ITEM
8)

		 Page

Financial Statements:
	Independent Auditors' Report				F-2

	Consolidated Balance Sheets				F-3

	Consolidated Statements of Operations		F-4

	Consolidated Statements of Stockholders' Equity	F-5

	Consolidated Statements of Cash Flows		F-6-7

	Notes to Consolidated Financial Statements	F-8-21

Financial Statement Schedule:
	Schedule II - Valuation and Qualifying Accounts for the
	 Years Ended December 31, 1997, 1996 and 1995	S-1


Note:
(a) All other schedules are not submitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

	F-1

	INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Shared Technologies
Cellular, Inc.


We have audited the accompanying consolidated balance sheets of Shared Technologies Cellular, Inc. and Subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shared Technologies Cellular, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


			ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
March 10, 1998, except for Notes 3 and 20, as to which the date is March 31, 1998.


SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996
                         1997          1996
ASSETS
Current assets:
cash                         $294,000   $144,000
Accounts receivable,
less allowance for
doubtful accounts of
$991,000 in 1997 and
$1,392,000 in 1996         $1,637,000 $1,621,000
Carrier commissions
receivable, less unearned
income                       $163,000    $53,000
Inventories                  $131,000    $80,000
Current portion of note
receivable                   $107,000    $39,000
Prepaid expenses and
Other current assets         $127,000   $133,000
Total current assets       $2,459,000 $2,070,000
Telecommunications and
office equipment, net        $985,000 $2,131,000
Other assets:
Intangible assets, net     $7,551,000 $9,322,000
Deposits                     $326,000   $373,000
Note receivable, less
current portion               $62,000   $119,000
Assets held for
disposition                  $153,000   $247,000
                           $8,092,000  $10,061,000
                           $11,536,000 $14,262,000

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes
payable                      $530,000 $2,218,000
Accounts payable and
other current liabilities  $7,666,000 $8,719,000
Commissions payable          $166,000    $49,000
Due to former parent       $1,052,000    $59,000
Total current liabilities  $9,414,000$11,045,000
Notes payable, less
Current portion              $957,000   $360,000
Commitments and
contingencies
Stockholders' equity:
Preferred stock, $.01
Par value, Series B
Convertible, authorized
1,250,000 shares, issued
and outstanding none in
1997 and 500,000 shares
in 1996                                  $5,000
Common stock, $.01 par
value, authorized
20,000,000 shares, issued
and outstanding 7,216,000
shares in 1997 and
4,863,000 shares in 1996     $72,000    $49,000
Capital in excess of par
Value                       $17,801,000  $15,816,000
Accumulated deficit         ($16,708,000)($13,013,000)
Total stockholders' equity   $1,165,000  $2,857,000
                            $11,536,000  $14,262,000


See accompanying notes to consolidated financial statements

SHARED TECHNOLOGIES CELLULAR, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS
OF OPERATIONS
Years Ended December 31, 1997, 1996 and 1995

                         1997        1996        1995
Revenues                 $24,198,000 $20,914,000 $13,613,000
Cost of revenues         $13,531,000 $13,629,000  $8,587,000
Gross margin             $10,667,000  $7,285,000  $5,026,000
Selling, general and
administrative expenses  $12,083,000 $14,173,000  $8,015,000
Loss on discontinued
product line              $2,037,000
                         $14,120,000 $14,173,000  $8,015,000
Loss from operations     ($3,453,000)($6,888,000)($2,989,000)
Other income (expense):
Interest expense           ($232,000)  ($906,000)  ($136,000)
Gain on sale of assets                              $689,000
Loss on discontinued
Affiliate                                          ($364,000)
Loss on contract
Cancellation                           ($980,000)
                           ($232,000)($1,886,000)   $189,000
Loss before income taxes ($3,685,000)($8,774,000)($2,800,000)
Income taxes                ($10,000)   ($22,000)   ($48,000)
Net loss                 ($3,695,000)($8,796,000)($2,848,000)
Preferred stock dividends              ($112,000)
Net loss applicable to
Common Stock             ($3,695,000)($8,908,000)($2,848,000)
Basic and diluted loss
per common share              ($0.63)     ($2.18)     ($1.04)
Weighted average number
of common shares
outstanding                5,900,000   4,082,000   2,748,000


See accompanying notes to consolidated financial statements

SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1997, 1996 and 1995

                     Series A     Series A    Series B   Series B
                     Preferred    Preferred   Preferred  Preferred
		           Stock        Stock       Stock       Stock
                     Shares       Amount      Shares      Amount
Balances, January 1,
1995                  -            -            -           -
Issuance of common
stock
Issuance of
preferred stock      300,000      3,000
Contribution to
capital by parent
Issuance of common
stock for
acquisitions
Acquisition of
common stock
Net loss
Balances, December
31, 1995             300,000      3,000         -           -
Issuance of common
stock
Issuance of preferred
stock                                          500,000      5,000
Preferred stock
dividend              11,000
Conversion of
preferred
stock                (311,000)    (3,000)
Issuance of common
stock for
acquisitions
Common stock
subscription
Net loss
Balances, December
31, 1996                                     500,000        5,000
Issuance of common
stock
Conversion of
preferred stock                              (500,000)     (5,000)
Net loss
Balances, December
31, 1997                    -            -           -           -


See accompanying notes to consolidated financial statements

SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONTINUED
Years Ended December 31, 1997, 1996 and 1995


                          Common    Common Common       Capital in
                          Stock     Stock  Stock        Excess of
                          Shares    Amount Subscription Par Value
Balances, January 1, 1995  2,070,000  $21,000 $5,000    $1,805,000
Issuance of common stock     950,000  $9 ,000           $3,400,000
Issuance of preferred stock                             $2,685,000
Contribution to capital by
parent                                                  $1,184,000
Issuance of common stock
for acquisition              150,000   $2,000             $473,000
Acquisition of common stock  (81,000)  ($1,000)         ($374,000)
Net loss
Balances, December 31, 1995 3,089,000  $31,000 $5,000   $9,173,000
Issuance of common stock      264,000   $3,000            $760,000
Issuance of preferred stock                             $4,828,000
Preferred stock dividend                                  $112,000
Conversion of preferred
stock                       1,147,000  $11,000            ($8,000)
Issuance of common stock for
acquisition                   300,000   $3,000            $947,000
Common stock subscription      63,000   $1,000($5,000)      $4,000
Net loss
Balances, December 31, 1996 4,863,000  $49,000         $15,816,000
Issuance of common stock      686,000   $7,000          $1,996,000
Conversion of preferred
stock                       1,667,000  $16,000           ($11,000)
Net loss
Balances, December 31, 1997 7,216,000  $72,000   -     $17,801,000


See accompanying notes to consolidated financial statements

SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONTINUED
Years Ended December 31, 1997, 1996 and 1995

                                                    Total
                             Accumulated Note       Stockholders'
                             Deficit     Receivable Equity
Balances, January 1, 1995    ($1,257,000) ($5,000)    $569,000
Issuance of common stock                            $3,409,000
Issuance of preferred stock                         $2,688,000
Contribution to capital by
parent                                              $1,184,000
Issuance of common stock for
acquisitions                                          $475,000
Acquisition of common stock                          ($375,000)
Net loss                     ($2,848,000)          ($2,848,000)
Balances, December 31, 1995  ($4,105,000) ($5,000)  $5,102,000
Issuance of common stock                              $763,000
Issuance of preferred stock                         $4,833,000
Preferred stock dividend       ($112,000)
Conversion of preferred stock
Issuance of common stock for
acquisitions                                          $950,000
Common stock subscription                  $5,000       $5,000
Net loss                     ($8,796,000)          ($8,796,000)
Balances, December 31, 1996  ($13,013,000)          $2,857,000
Issuance of common stock                            $2,003,000
Conversion of preferred stock
Net loss                      ($3,695,000)         ($3,695,000)
Balances, December 31, 1997   ($16,708,000)         $1,165,000


See accompanying notes to consolidated
financial statements
F-5


SHARED TECHNOLOGIES CELLULAR, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1997, 1996 and 1995


                           1997        1996         1995
Cash flows from
operating activities:
Net loss                  ($3,695,000)($8,796,000) ($2,848,000)
Adjustments to reconcile
net loss to net cash
used in operating
activities:
Loss on discontinued
product line               $2,037,000
Depreciation and
amortization               $1,292,000  $1,684,000   $1,086,000
Common stock issued for
compensation and services     $71,000     $40,000
Accrued interest, note
receivable                   ($11,000)
Accretion of interest
on notes payable                          $30,000
Gain on sale of assets                              ($689,000)
Loss on discontinued
affiliate                                            $364,000
Changes in assets and
liabilities, net of
effect of acquisitions:
Accounts receivable          ($16,000)  ($429,000)   ($161,000)
Carrier commissions
receivable                  ($110,000)   $400,000      $13,000
Inventories                  ($51,000)   ($31,000)    ($52,000)
Prepaid expenses and
other current assets           $6,000    $339,000    ($239,000)
Accounts payable and
other current
liabilities               ($1,053,000) $2,124,000   $1,749,000
Commissions payable          $117,000   ($404,000)    ($21,000)
Net cash used in
operating activities      ($1,413,000)($5,043,000)   ($798,000)
Cash flows from
investing activities:
Acquisitions of businesses              ($336,000) ($1,047,000)
Purchases of equipment      ($318,000)  ($953,000)   ($341,000)
Payments for intangible
assets                                  ($514,000)   ($612,000)
(Increase) decrease in
deposits                      $47,000   ($231,000)    ($53,000)
Collection of receivable
from sale of assets                    $1,078,000
Collections of note
receivable                                $45,000      $18,000
Net cash used in investing
activities                  ($271,000)  ($911,000) ($2,035,000)
Cash flows from financing
activities:
Payments on notes payable ($1,091,000)($1,080,000)
Advances from (payments
to) former parent            $993,000    $274,000    ($266,000)
Payments to affiliate                                ($273,000)
Issuance of common and
preferred stock            $1,932,000  $4,362,000   $6,279,000
Acquisition of common
stock                                                ($375,000)
Net cash provided by
financing activities       $1,834,000  $3,556,000   $5,365,000
Net increase (decrease)
in cash                      $150,000 ($2,398,000)  $2,532,000
Cash, beginning of year      $144,000  $2,542,000      $10,000
Cash, end of year            $294,000    $144,000   $2,542,000


See accompanying notes to consolidated financial statements















SHARED TECHNOLOGIES CELLULAR, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
Years ended December 31, 1997, 1996 and 1995


                            1997      1996      1995
Supplemental disclosures
of cash flow information:
Cash paid during the year
for:
Interest                   $379,000 $280,000   $76,000
Income taxes                $10,000  $20,000   $48,000
Supplemental schedules
of noncash investing and
financing activities:
Contribution to capital in
excess of par
value of due to parent             -      -    $1,184,000
Cost of intangible assets
included in
accounts  payable              -     $88,000  $203,000
Note received for sale
of assets                      -       -    $1,078,000
Issuance of common stock
for acquisitions              -     $950,000  $475,000
Note payable incurred for
acquisition of assets         -   $1,139,000$2,000,000
Issuance of Series B
Convertible Preferred
Stock in exchange for
amount due to parent          -   $1,200,000     -
Preferred stock issued
for preferred stock dividend  -     $112,000     -

See accompanying notes to consolidated financial statements

NOTE 1 -	Nature of Operations

	Shared Technologies Cellular, Inc. (STC) together with its subsidiary (collectively the "Company") is a nationwide provider of short-term cellular telephone services, activation services and debit telephone services in the United States.

	The Company's operations are subject to regulation by the Federal Communications Commission (FCC), which has generally preempted the regulatory jurisdiction of state agencies with respect to the business in which the Company is engaged.

NOTE 2 -	Summary of Significant Accounting Policies

	Principles of Consolidation

	The consolidated financial statements include the accounts of STC and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

	Cash

	The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

	Fair Value of Financial Instruments

	The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial
Accounting Standards No. 107 approximates the carrying amounts presented in the consolidated balance sheets.

	Carrier Commissions Receivable

	Carrier commissions receivable are due from cellular carriers for new cellular telephone line activations done by the Company for third parties. The commissions are earned only after the cellular telephone user has remained on the cellular telephone network for a specified period of time (vesting period).
The Company records an allowance, as a reduction to carrier commissions receivable, for estimated cancellations of cellular service by the user prior to the end of the aforementioned vesting period. Although there is a short-term vesting period for which the Company must wait in order to receive its commission, the Company believes that the revenue process has been completed.

	Inventories

	Inventories, consisting of telecommunications equipment and parts expected to be sold to customers, are valued at the lower of cost, on the first-in, first-out (FIFO) method, or market.

NOTE 2 -	Summary of Significant Accounting Policies (Continued)

	Impairment of Long-Lived Assets

	The Company reviews its long-lived assets, such as telecommunications and office equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is the amount by which the carrying value of the asset exceeds its fair value.

	Telecommunications and Office Equipment

	Telecommunications and office equipment are stated at cost. The Company records depreciation on the straight-line method over the estimated useful lives of the assets as follows:

		Telecommunications equipment	2-5 years
		Office equipment	3-5 years

	Intangible Assets

	Goodwill represents the excess of cost over the fair market value of net assets of acquired businesses and is amortized over periods ranging from 15 to 20 years from the respective acquisition dates. The Company monitors the cash flows of the acquired operations to assess whether any impairment of recorded goodwill has occurred.

	Deferred start-up costs relate to costs associated with the opening of new cellular telephone rental locations throughout the United States. These costs are amortized on a straight-line basis over 12 months. The number of new locations opened in 1997 and 1996 was none and 18, respectively.

	The Company amortizes the cost to obtain exclusive agreements to provide cellular telephone rentals at specific locations on the straight-line basis over the life of the respective agreements, generally five to six years.

	Capitalized software development costs, including significant product enhancements incurred subsequent to establishing technological feasibility in the process of software production, are capitalized according to Statement of Financial Accounting Standards No. 86. Costs incurred prior to the establishment of technological feasibility are charged to research, product development, and support expenses. Capitalized software costs relate to developing a system in which the cellular telephones physically located in the rental cars can regularly communicate with the corporate offices. This software, in conjunction with the cellular telephone, was to be used for customer billing and other monitoring functions. In 1997, these capitalized software development costs were written off with the discontinuation of the in-car product line (Note 14).


NOTE 2 -	Summary of Significant Accounting Policies (Continued)

	Advertising Costs
	The Company expenses costs of advertising and promotions as incurred.

	Advertising expenses included in selling, general and administrative expenses for the years ended December 31, 1997, 1996 and 1995 were approximately $132,000 $153,000 and $137,000, respectively.

	Income Taxes
	The Company filed its federal income tax returns on a consolidated basis with its former parent through April 1995, the date of its initial public offering ("IPO"). Subsequent to April 1995, the Company's income tax returns are being filed separately.

	The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.
Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.

	Use of Estimates
	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	Loss Per Common Share
	Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings
Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No. 128. Diluted loss per common share is the same as basic loss per common share for the years ended December
31, 1997, 1996 and 1995. Unexercised employee stock options to purchase 365,000, 281,000 and 231,000 shares of the Company's common stock as of December 31, 1997, 1996 and 1995, respectively, were not included in the computations of diluted earnings per share because their effect would have been antidilutive as a result of the Company's losses.

NOTE 3 -	Liquidity

	The Company has incurred cumulative net losses of approximately $16,700,000 through December 31, 1997 and has a working capital deficit of approximately $7,000,000 at December 31, 1997. Management plans are to raise debt or equity financing and the Company has received $1,000,000 of long-term debt financing from an executive/stockholder of the Company on March 19, 1998. In addition, on March 31, 1998, the executive/stockholder has committed to fund an additional $2,000,000 of long-term debt financing if the Company is unsuccessful in raising additional third-party financing by April 30, 1998. Long-term liquidity is dependent on the Company's ability to obtain additional long-term financing and attain profitable operations.

NOTE 4 -	Acquisitions

	In April 1996, the Company completed its acquisition of substantially all of the assets of its only franchisee, Summit Assurance Cellular Inc. and subsidiaries and affiliates (Summit). The purchase price was $3,563,000, comprised of $335,000 in cash, the assumption of $669,000 of accounts payable and $656,000 of notes payable, the issuance of a promissory note for $953,000, the issuance of 300,000 shares of the Company's common stock valued at fair market value of $3.125 per share and warrants to purchase an aggregate of 300,000 shares of the Company's common stock at prices of $3.00, $4.00 and $5.00 per share, respectively, for each 100,000 shares. These warrants were valued at $13,000, which represents the excess of the fair market value of the common stock over the exercise price on the date of issuance. The warrants vest immediately and expire in three years (Note 20).

	In November 1995, STC completed its acquisition of substantially all of the assets of PTC Cellular, Inc. (PTCC). The purchase price was $3,725,000, comprised of $300,000 in cash, the assumption of $1,200,000 of accounts payable, the issuance of a promissory note of $2,000,000 and the issuance of 100,000 shares of the Company's common stock valued at fair market value of $2.25 per share.

	In May 1995, the Company commenced management of, and subsequently acquired the outstanding capital stock of, Cellular Hotline, Inc. (Hotline), a cellular telephone activation service provider. The purchase price was $1,329,000, comprised of $217,000 in cash, the assumption of $712,000 of accounts payable, the issuance of a promissory note of $150,000 and the balance through the issuance of 50,000 shares of the Company's common stock (Shares) valued at fair market value of $5.00 per share.
The former Hotline stockholders had the right to require the Company to repurchase all or a portion of the Shares for $5.00 per share. In September 1995, the former Hotline stockholders exercised their put option and the Company purchased all the Shares and subsequently retired them. In connection with the acquisition, the Company issued the former Hotline stockholders a three-year option to purchase an aggregate of 50,000 shares of the Company's common stock at a price of $7.50 per share.


NOTE 4 - 	Acquisitions (Continued)

	These acquisitions were accounted for as purchases, and the purchase prices were determined as follows:

Note 4 Continued

                     Hotline   PTCC        Summit
Cash                $217,000   $300,000   $335,000
Notes payable       $150,000 $2,000,000   $953,000
Common stock        $250,000   $225,000   $937,000
Warrants:
50,000 @ $7.50
100,000 @ $3.00                            $13,000
100,000 @ $4.00
100,000 @ $5.00
Liabilities assumed $712,000  $1,200,000 $1,325,000

Total purchase
price               $1,329,00 $3,725,000 $3,563,000

The purchase prices
were allocated on
the basis of the
relative fair
market values of
the assets acquired
and the liabilities
assumed, as follows:

Cash                 $19,000    -         -
Accounts receivable  $13,000                $20,000
Commissions
receivable          $466,000
Prepaid expenses
and other current
assets               $71,000     $62,000
Equipment            $50,000  $1,806,000   $170,000
Intangibles                     $520,000
Goodwill            $710,000  $1,337,000 $3,373,000

Total purchase
price              $1,329,00  $3,725,000 $3,563,000

The following
unaudited pro forma
condensed
consolidated
statement of
operations for
1996 gives effect to
the acquisition of
Summit as if it
had occurred on
January 1, 1996:
Revenues                               $21,784,000
Net loss                               ($9,269,000)
Net loss applicable
to common
stockholders                           ($9,382,000)
Basic and diluted
loss per common share                       ($2.25)



NOTE 5 - Telecommunications and
Office Equipment
Telecommunications and office
equipment consist of the following at
December 31, 1997 and 1996:

                          1997      1996
Telecommunications
equipment                $2,341,000   $3,298,000
Office equipment           $835,000     $636,000
                         $3,176,000   $3,934,000
Accumulated
depreciation             $2,191,000   $1,803,000
                           $985,000   $2,131,000
Depreciation expense
for the years ended
December 31, 1997,
1996 and 1995 was
$650,000, $902,000 and
$537,000,respectively.

NOTE 6 -
Intangible Assets
Intangible assets
consist of the
Following at December
31, 1997 and 1996:



Goodwill                 $8,426,000   $8,426,000
Deferred start-up costs                 $903,000
Covenant not to compete    $142,000     $142,000
Rental car agreement       $520,000     $520,000
Capitalized software
development costs                       $890,000
                         $9,088,000   $10,881,00
Accumulated amortization $1,537,000   $1,559,000
                         $7,551,000   $9,322,000
Amortization expense for
the years ended December
31, 1997, 1996 and 1995
was $642,000, $782,000
and $549,000
respectively.

NOTE 7 -
Note Receivable
In connection with the
acquisition of Summit
(Note 4), the unpaid
balance of a note
receivable from Summit
of $180,000 was
renegotiated to a three
-year noninterest.
bearing note due in
monthly installments
of $5,000 through February
2000. In discounting
the note to $158,000
interest has been
imputed at 10% per
annum (Note 20)


NOTE 8 - 	Assets Held For Disposition
	In connection with the Company's discontinuance of providing In-Car cellular phone services, the Company has recorded, as assets held for disposition, certain telecommunications equipment at an amount which approximates fair market value.

NOTE 9 - Accounts Payable and Other
Current Liabilities
Accounts payable and other current
liabilities consist of the following at
December 31, 1997 and 1996:
		        		1997      1996
Trade                   $3,876,000  $6,227,000
Sales and other taxes   $3,174,000  $1,685,000
Payroll and payroll
taxes                     $137,000    $194,000
Other                     $479,000    $613,000

                        $7,666,000  $8,719,000

NOTE 10 - Notes Payable

Notes payable consist
of the following
At December 31, 1997
and 1996:

Promissory note,
$2,000,000 original
Face amount, bearing
interest at 8% per
annum and payable in
semi-annual
principal installments
of $225,000 through May
2000.  The note is
collateralized by
substantially all
of the assets acquired
from PTCC              $1,125,000   $1,800,000

Promissory note for
the purchase of Summit,
noninterest-bearing and
payable in installments
through February 1997      -          $292,000

Promissory notes,
bearing interest at
10% per annum and
payable in monthly
installments
aggregating
$12,000 through
March 2002                 $362,000    $486,000
                         $1,487,000  $2,578,000
Less current portion       $530,000  $2,218,000

                           $957,000    $360,000
 NOTE 10 - Notes
Payable (Continued)

Aggregate future
principal payments
for the next five
years are as
follows:
Year Ending December
31:
           1998           $530,000
           1999           $528,000
           2000           $310,000
           2001            $94,000
           2002            $25,000

NOTE 11 -
Stockholders' Equity

	The Company has reserved for issuance 3,518,000 shares of its common stock relating to common stock purchase warrants outstanding as of December 31, 1997 at exercise prices ranging from $2.75 to $7.09.

	In August and September 1997, the Company sold an aggregate of 406,667 units, at $3.00 per unit, through a private placement that included various members of the Company's management. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $3.00 per share.
During December 1996, the Company entered into an agreement to sell an aggregate of 500,000 units, at $3.00 per unit, through a private placement. In December 1996, 250,000 units were sold, and the remaining 250,000 units were sold in January 1997.


	In August 1996, the Company's certificate of incorporation was amended whereby the authorized number of shares of the Company's common stock was increased to 20,000,000. In addition, the Company was authorized to issue 5,000,000 shares of preferred stock at $.01 par value, issuable from time to time in one or more series with such rights, preferences, privileges and restrictions as determined by the Board of Directors.

	In August 1996, the Company sold 500,000 shares of Series B
Convertible Preferred Stock (Series B) for $10 per share through a private placement, including 250,000 shares purchased by its former parent, Shared Technologies Fairchild Inc. (STFI). Each share of Series B was convertible into a minimum of 2.50 shares and a maximum of 3.33 shares of the Company's common stock, subject to certain adjustments, and pays no dividends. During
1997, the Series B stockholders converted their shares into an aggregate of 1,667,000 shares of the Company's common stock. Upon conversion of the Series B shares, the holders received one warrant per common share to purchase an additional share of the Company's common stock at an exercise price of $3.00 per share.
In addition, in 1996, the Company paid an advisory fee of $125,000 and issued warrants to purchase 240,000 shares of common stock, at an exercise price of $3.00 per share. The advisory firm in which two of its principals are directors of the Company, was a party to the sale of 250,000 shares of Series B.

NOTE 11 -	Stockholders' Equity (Continued)

	In December 1995, the Company sold 300,000 shares of Series A
Convertible Preferred Stock (Series A) at $10 per share through a private placement. Each preferred stockholder was entitled to receive dividends equal to 10% per annum per share for the first twelve month period, payable in additional shares of Series A.
For 1995, the dividend applicable to these shares, and the impact on the loss to the common stockholders, were deemed to be insignificant. The Company paid an advisory fee of $300,000 and issued warrants to purchase 150,000 shares of common stock, at an exercise price of $2.50, to a firm in which two of its principals are directors of the Company. During 1996, the Series A stockholders converted all their shares, including 11,000 shares received as dividends, into 1,147,000 shares of the Company's common stock.

	In June 1995, in connection with a consulting agreement, the Company issued warrants to purchase 95,000 shares of its common stock, at an exercise price of $6.00 per share, subject to certain anti-dilution provisions.

	In May 1995, the Company purchased 31,000 shares of its common stock for $125,000 from a consultant and subsequently retired the shares.

	In April 1995, the Company completed its initial public offering of 950,000 shares of its common stock at $5.25 per share.

	In March 1995, the Board of Directors adopted a resolution to effect a reverse stock split of two for three. Accordingly, all number of shares and per share data presented in these consolidated financial statements have been restated to reflect this reverse stock split.

NOTE 12 - 	Stock Option Plans

	The Board of Directors adopted, and the Company's stockholders approved, a stock option plan (the Plan) pursuant to which 525,000 shares of the Company's common stock were reserved for issuance upon the exercise of options granted to officers, employees, consultants and directors of the Company.
Options issued under the Plan are nonqualified stock options
(NSO's) and the Board of Directors (Committee) will grant NSO's at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. At
December 31, 1997, options to purchase 339,000 shares of common stock are outstanding.

The Board of Directors adopted, and the stockholders approved, the
Company's 1994 Director Option Plan (the Director Plan) pursuant to which 33,000 shares of the Company's common stock are reserved for issuance upon the exercise of options to be granted to non-
employee directors of the Company.  Under the Director Plan, an eligible director will automatically receive, at the commencement of the Director's one year term, nonstatutory options to purchase
2,000 shares of the Company's common stock at an exercise price equal to the fair market value of such shares at the time of
grant.   Each such option is immediately exercisable within the
ten years from the date of grant, but generally may not be
exercised more than 90 days after the date the director
ceases to serve as a director of the Company.  At December 31,
1997, options to purchase 26,000 shares of the Company's common stock were outstanding under the Director Plan.


        The activity in the Plan and the Director
Plan are as follows:
Exercise Price Per Share
                     Per Share
                     Number of               Weighted
                     Options      Range      Average
Balance outstanding,
January 1, 1995      171,000     $3.68      $3.68
Granted              95,000      1.63-5.0  $3.15
Expired              (35,000)    $3.68      $3.68
Balance outstanding,
December 31, 1995    231,000      1.63-5.0  $3.45
Granted               55,000      2.75-4.7  $3.69
Expired               (5,000)    $3.68      $3.68
Balance outstanding,
December 31, 1996    281,000      1.63-5.0  $3.33
Granted               93,000      2.13-2.5  $2.15
Expired               (9,000)     3.68-5.0  $4.22
Balance outstanding,
December 31, 1997    365,000      1.63-4.7  $3.01

Exercisable,
December 31, 1997    225,000      1.63-4.7  $3.36


NOTE 12 - 	Stock Option Plans (continued)

	The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                   1997        1996         1995
Net loss applicable
to common
stockholders:
As reported        ($3,695,000)($8,909,000) ($2,848,000)
Pro forma          ($3,770,000)($8,920,000) ($2,854,000)
Basic and diluted
loss per
common share:
As reported             ($0.63)     ($2.18)      ($1.04)
Pro forma               ($0.64)     ($2.19)      ($1.04)

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rate of 6%; no dividend yield; expected lives of 3 to 10 years; and expected volatility of 64%, 62% and 62%, respectively.

NOTE 13 - 	Related Party Transactions

	The Company entered into an agreement, effective January 1, 1996, to pay a fee of $25,000 per month not to exceed $200,000 annually, for certain services to be performed by STFI. The fee is not payable in any month in which there is a pre-tax loss and cannot exceed pre-tax profit prior to the fee. No payments were due under the agreement for the years ended December 31, 1997 and 1996. In addition, STFI agrees to provide telecommunications services, as may be requested, including local access and long distance service, at a price not to exceed STFI's cost for such services plus 20%. This agreement is cancelable by the Company on thirty days notice to STFI.

	Amounts due to former parent are due on demand, unsecured and noninterest-bearing.

NOTE 14 -	Loss on Discontinued Product Line

	During 1997, the Company completed the transition of the existing in-car rental accounts to portable rentals. In conjunction with this transition, the Company attempted to develop alternate uses for the in-car cellular telephones as well as the capitalized software associated with the in-car cellular rental business. Although management believes that there are viable uses for such assets, the probability that such uses will be successful is not known. As a result, the Company reduced the in-car cellular phones and the capitalized software to net realizable value and classified them on the balance sheet as assets held for disposition.

NOTE 15 -	Savings and Retirement Plan

	In June 1996, the Company formed a savings and retirement plan (the Plan), which covers substantially all eligible employees. Participants in the Plan may elect to make contributions up to a maximum of 20% of their compensation. For each participant, the Company will make a matching contribution of one-half of the participant's contributions, up to 5% of the participant's compensation. Matching contributions may be made in the form of the Company's common stock and are vested at the rate of 33% per year. Prior to the formation of the Plan, the Company participated in a plan maintained by STFI. Matching contributions in STFI's plan were made in STFI common stock. For the years ended December 31, 1997, 1996 and 1995, the Company's matching contributions were $71,000, $40,000 and $25,000, respectively.

NOTE 16 - Income Taxes

A reconciliation of income tax
benefit, to the federal statutory
rate follows:
                       Years Ended December 31,
                       1997    1996    1995
Income tax benefit
on reported
pretax loss at
federal statutory
rate                   (34.0%)  (34.0%)  (34.0%)
State income tax,
net of federal
benefit                                    1.7%
Net operating loss
carryforward
not recognized          34.0%    34.0%    34.0%

Income taxes             0%       0%      1.7%


	At December 31, 1997 and 1996, the Company recorded net deferred tax assets of approximately $5,511,000 and $4,400,000, respectively, and valuation allowances in the same amounts. The valuation allowances were increased by $1,111,000, $3,296,000 and $994,000, respectively, for the years ended December 31, 1997, 1996 and 1995. SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income.

NOTE 16 - Income Taxes Continued

The net deferred tax assets and
liabilities as of December 31, 1997
and 1996 are as follows:
                           1997        1996
Deferred tax assets:
Net operating loss
carryforwards              $5,164,000  $3,940,000
Allowance for doubtful
accounts                     $390,000    $550,000
Asset basis difference,
intangible assets                         $10,000
                           $5,554,000  $4,500,000

Deferred tax liabilities,
asset basis difference,
fixed and intangible
assets                       ($43,000)  ($100,000)

Deferred tax asset, net    $5,511,000  $4,400,000
Valuation allowance for
deferred tax               ($5,511,00)($4,400,000)

                              -             -


	At December 31, 1997, the Company has federal net operating loss carryforwards of approximately $13,140,000, which can be utilized against future taxable income and expire through the year 2012. Net operating losses available for state income tax purposes are less than those for federal purposes and generally expire earlier.

NOTE 17 - 	Commitments and Contingencies

	The Company leases office facilities, which expire in various years through December 2001. Future aggregate minimum annual rental payments as of December 31, 1997 are as follows:

Year Ending December 31
        1998	$192,000
        1999	 164,000
        2000	  63,000
        2001	  35,000

	Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $352,000, $418,000 and $256,000, respectively.

	The Company is a party to various legal actions, the outcome of which, in the opinion of management, will not have a material adverse effect on results of operations, cash flows or financial position of the Company.

NOTE 17 - 	Commitments and Contingencies (Continued)

	In October 1997, the Company entered into an agreement with a promotion company relating to the marketing of a certain product line. In addition to certain commission arrangements and upon obtaining specified sales levels, the Company has agreed to issue warrants to purchase shares of the Company's common stock at $6.00 per share. This agreement will remain in force for a two-year period with automatic renewal periods of one year unless terminated.

NOTE 18 - 	Dependence Upon Key Relationships and Major
Customers

	Approximately 26%, 24%, 13% and 11% of the Company's revenues for 1997 were attributable to Thorn Americas, Inc. (a national retailer), Hertz Corporation ("Hertz"), Avis Rent-A-Car Systems,
Inc. ("Avis") and National Car Rental System, Inc. ("National"), respectively. Approximately 21%, 16% and 13% of the Company's revenues for 1996 and 14%, 0%, and 11% of the Company's revenues for 1995 were attributable to Hertz, Avis and National, respectively. The agreements with these companies are terminable with cause and require written notification, typically effective upon relatively short notice. The termination of any one of these agreements would have a material adverse effect on the Company.

	NOTE 19 - 	Loss on Contract Cancellation

	In 1996, in connection with the transition of the In-Car cellular phone service to portable rentals, the Company recognized a loss of approximately $980,000 relating to the cancellation of a certain contract for the production of certain in-car telecommunications equipment.

NOTE 20 -	Subsequent Event

	In March 1998, the Company and Summit reached an agreement in principle whereby the Company will receive from Summit 100,000 shares of the Company's common stock, previously issued in connection with the acquisition (Note 4). The stock received is in exchange for the payment by the Company of $150,000 to a vendor on behalf of Summit, a one year extension of the expiration date of the warrants issued in connection with the acquisition, additional warrants to purchase 100,000 shares of the Company's common stock at a price of $5.00 per share, and forgiveness of all amounts due, including accrued interest, on the note receivable.





VALUATION AND
QUALIFYING ACCOUNTS
Years Ended December 31,
1997, 1996 and 1995

                   Balance at	Charged to            Balance
                   Beginning  Costs and             at End
Description        of Year    Expenses  Deductions (of Year
December 31, 1997:
Allowance for
Doubtful accounts
and discounts        $1,392,000  $1,341,000 $1,742,000 $991,000

December 31, 1996:
Allowance for
Doubtful accounts
and discounts          $685,000  $1,772,000$1,065,000$1,392,000

December 31, 1995:
Allowance for
Doubtful accounts
and discounts          $243,000  $1,249,000  $807,000  $685,000

(1) Represents write
off of uncollectible
accounts, net of
recoveries.


	SHARED TECHNOLOGIES CELLULAR, INC.
	100 Great Meadow Road
	Suite 102
	Wethersfield, CT  06109



PART III

Item 10

Directors and Executive Officers of the Registrant

Item 11

Executive Compensation

Item 12

Security Ownership of Certain Beneficial Owners and Management

Item 13

Certain Relationships and Related Transactions.

The Company incorporates by reference items 10, 11, 12, and 13 in its Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 1998 (to be filed with the Securities and Exchange Commission on or before April 28,
1998).

	PART IV

Item 14
Exhibits, Financial Statement Schedules and Reports on Form 10-K

(a)  Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1997 and 1996.

Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements.
Financial Statement Schedules: Schedule II.

(b)  Reports on Form 8-K
none

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


10.1			     Agreement by and between the Hertz Corporation
and the Company dated October 1, 1996. Incorporated by reference from Exhibit 10.1 of the Company's Form 10-K dated March 27, 1997.


10.2			     Agreement by and between National Car Rental
System, Inc. and the Company dated July 1, 1996. Incorporated by reference from Exhibit 10.2 of the Company's Form 10-K dated March
27, 1997.

10.3			     Lease Agreement by and between Putnam Park
Associated and the Company dated January 1, 1995. Incorporated by reference from Exhibit 10.10 of the Company's Registration
Statement on Form SB-2 filed with Amendment No. 1 to such
Registration Statement dated January 4, 1995.

10.4			     1994 Director Option Plan, as amended.
Incorporated by reference from Exhibit 10.5 of the Company's Form
10-K dated March 27, 1997.

10.5			     Management Agreement by and between the
Company and Shared Technologies Fairchild Inc., dated January 1,
1996. Incorporated by reference from Exhibit 10.13 of the Company's Form 10-K dated March 23, 1996

10.6			     Employment Agreement by and between Sean P.
Hayes and the Company dated October 1, 1994. Incorporated by reference from Exhibit 10.14 of the Company's Registration
Statement on Form SB-2 filed with Amendment No. 1 to such
Registration Statement dated January 4, 1995.

10.7			     Sample Customer Service Agreement.
Incorporated by reference from Exhibit 10.15 of the Company's
Registration Statement on Form SB-2 filed with Amendment No. 1 to such Registration Statement dated January 4, 1995.

10.8			     Sample Customer Service Agreement.
Incorporated by reference from Exhibit 10.16 of the Company's
Registration Statement on Form SB-2 filed with Amendment No. 1 to such Registration Statement dated January 4, 1995.

10.9			Stock Purchase Agreement by and between the
stockholders of The Cellular Hotline, Inc. and the Company dated June 11, 1995. Incorporated by reference from Exhibit 10.1 of the Company's Form 8-K dated June 19, 1995 and filed June 30, 1995.

10.10			Asset Purchase Agreement by and between
Peoples Telephone Company, Inc., PTC Cellular, Inc. and the Company dated November 1, 1995. Incorporated by reference from
Exhibit 10.1 of the Company's Form 8-K dated November 13, 1995 and filed November 22, 1995.

10.11			Consulting Agreement between Vertical
Financial Holding and the Company dated June 21, 1995.
Incorporated by reference from Exhibit 10.19 of the Company's Form 10-K dated March 28, 1996.

10.12			Employment Agreement by and between Jon
Sorenson and the Company dated October 1, 1996. Incorporated by reference from Exhibit 10.13 of the Company's Form 10-K dated
March 27, 1997

10.13			Asset Purchase Agreement by and between
Summit, et al. the Company dated April 27, 1996. Incorporated by reference from Exhibit 10.1 of the Company's Form 8-K dated April
27, 1996 and filed May 9, 1996.

10.14          	Shared Technologies Cellular, Inc. Savings and
Retirement Plan, Effective as of April 1, 1996. Incorporated by reference from Exhibit 10.15 of the Company's Form 10-K dated
March 27, 1997.

10.15			1994 Stock Option Plan, as amended, dated May
23, 1997.

10.16 		Agreement by and between Budget Rent A Car
Corporation and the Company dated July 28, 1997.

10.17 		Agreement by and between Thorn Americas, Inc. and
the Company dated December 1, 1996.

21 			List of subsidiaries of the registrant.

27			Financial Data Schedule







SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				SHARED TECHNOLOGIES CELLULAR, INC.
     				(Registrant)
                     By
				----------------------------------
				     Anthony D. Autorino
					Chief Executive Officer
					and Director March 30, 1997
                     By
				----------------------------------
					Vincent DiVincenzo
				 	Chief Financial Officer
					and Director
					Date:  March 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Anthony D. Autorino       By: /s/ William A. DiBella
Anthony D. Autorino		        William A. DiBella
Chief Executive Officer	        Director
and Director                     Date:________________
Date:_________________

By: /s/ Ajit G. Hutheesing       By: /s/ Thomas H. Decker
Ajit G. Huthessing	             Thomas H. Decker
Director                         Director
Date:_________________           Date:________________

By: /s/ Vincent DiVincenzo       By: /s/ Nicholas E. Sinacori
Vincent DiVincenzo               Nicholas E. Sinacori
Chief Financial Officer          Director
and Director	                  Date:________________
Date:_________________

By:___________________
Craig A. Marlar
Director
Date:_________________










Exhibit 10.5



SHARED TECHNOLOGIES CELLULAR, INC.

1994
STOCK OPTION PLAN

	1.	Purpose.  The Shared Technologies Cellular, Inc. 1994
Stock Option Plan (the "Plan") is intended to encourage the ownership of stock of Shared Technologies Cellular, Inc., a Delaware corporation (the "Company"), by qualified and competent persons who are key to the success of the Company and its direct and indirect subsidiaries (the "Subsidiaries") and to provide additional incentive for them to promote the growth, development and financial success of the Company and its Subsidiaries business as determined by a committee consisting of two or more members of the Board of Directors of the Company (the "Board"), as appointed pursuant to Section 2 hereof, by offering them an opportunity to increase their proprietary interest in the Company through the grant of nonqualified stock options (the "Options") to purchase shares of Common Stock of the Company, par value $0.01 per share
(the "Common Stock"). Consistent with these objectives, the Plan authorizes the granting of Options to acquire shares of Common
Stock pursuant to the terms and conditions hereinafter set forth.
The Options are not intended to qualify as "Incentive Stock
Options" within the meaning of Section 422(b) of the Internal
Revenue Code of 1986, as amended (the "Code").

	2.	Administration of the Plan.
		a.	Members of the Committee.  The Plan shall be
administered by a committee (the "Committee") duly appointed by the Board which shall consist of at least two members of the
Board, each of whom shall be a "disinterested person" as defined in subsection (c)(2)(i) of Rule 16b-3 ("Rule 16b-3") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Members of the Committee shall serve at the pleasure of the Board of Directors of the Company.
		b.	Authority of the Committee.  The Committee shall
adopt such rules as it may deem appropriate in order to carry out the purposes of the Plan. Subject to the provisions of this Plan, the Committee shall have the complete authority, in its discretion, to make the following determinations with respect to each Option to be granted by the Company: (A) the person to receive the Option; (B) the time of granting the Option; (C) the number of shares subject thereto; (D) the Option Price (as defined in Section 5(b) hereof); and (E) the Option Period (as defined in
Section 5(d) hereof). In making such determinations the Committee may take into account the nature of the services rendered by the person, their present and potential contributions to the success of the Company and its Subsidiaries, and such other factors as the Committee in its discretion shall deem relevant. Subject to the provisions of this Plan, all questions of interpretation, administration, and application of the Plan shall be determined by a majority of the members of the Committee then in office, except that the Committee may authorize any one or more of its members, or any officer of the Company, to execute and deliver documents on behalf of the Committee. The determination of such majority shall be final and binding in all matters relating to the Plan or all persons concerned. No member of the Committee shall be liable for any act done or omitted to be done by such member or by any other member of the Committee in connection with the Plan, except for such member's own willful misconduct or as expressly provided by statute.

	3.	Persons to Whom Options May be Granted.  Options may be
granted, at the discretion of the Committee:
		a.	To one or more persons who are employees or
employees
and directors of the Company or of any of its present or future
Subsidiaries, or any employee of a Parent Corporation (within the meaning of Code Section 424(e)) (collectively, an "Employee");
		b.	To one or more persons who provides services to the
Company or of any of its present or future Subsidiaries as a consultant or otherwise in the capacity of an independent contractor and who is not otherwise an Employee.

	4.	Stock Subject to the Plan.  The shares subject to the
Plan shall consist of 400,000 shares of Common Stock, subject to adjustment pursuant to Section 5(h) hereof, which shares may be either authorized but unissued shares or previously issued shares of Common Stock reacquired and held by the Company as treasury shares, not reserved for any other purpose. The Company shall at all times during the term of this Plan and of the Options granted hereunder reserve and keep available such number of shares of the Company's stock as will be sufficient to satisfy the requirements of this Plan and shall pay all fees and expenses necessarily incurred by the Company in connection therewith. If any outstanding Option under the Plan for any reason expires or is canceled or otherwise terminated without having been exercised in full, the shares of Common Stock allocable to the unexercised portion of such Option shall (unless the Plan shall have been terminated) become available for subsequent grants of Options under the Plan.

	5.	Terms and Conditions of Options.  Each Option granted
pursuant to the Plan shall be evidenced by a written agreement
(the "Option Agreement") between the Company and the person to whom such Option is awarded (the "Optionee"), which Option
Agreement shall comply with and be subject to the following terms and conditions:
		a.	Number of Shares.  Each Option Agreement shall
state the number of shares of Common Stock to which the Option relates.
		b.	Option Price.  Each Option Agreement shall state
the option price, which shall not be less than seventy percent
(70%) of the Fair Market Value (as defined below) of the shares of Common Stock on the date of grant of the Option (the "Option
Price"). The term "Fair Market Value" of a share of Common Stock shall mean (i) if the shares of Common Stock are then traded on an over-the-counter market, the average of the closing bid and asked prices for the shares of Common Stock in such over-the-counter market for the last preceding date on which there was a sale of such Common Stock in such market, (ii) in the shares of Common Stock are then listed on a national securities exchange, the closing sales price per share for the last preceding date on which there was a sale of such Common Stock on such exchange, or
(iii) if the shares of Common Stock are not then traded in an over-the-counter market or listed on a national securities exchange, such value as the Committee in its discretion may determine. The Option Price shall be subject to adjustment as provided in Section 5(h) hereof.


		c.	Payment of Option Price.  i)  Shares of Common
Stock shall be issued to the Optionee upon payment in full either in cash (or cash equivalent) or by an exchange of shares of Common
Stock of the Company previously owned by the Optionee, or a
combination of both, in an amount or having a combined value equal to the aggregate purchase price for the shares subject to the
Option or portion thereof being exercised.  The value of the previously owned shares of Common Stock exchanged in full or partial payment for the shares purchased upon the exercise of an
Option shall be equal to the aggregate Fair Market Value of such shares on the date of the exercise of such Option.  ii)  Whenever shares of Common Stock are to be issued under the Plan, the
Company shall have the power to require the recipient of the
Common Stock to remit to the Company an amount sufficient to satisfy federal, state and local withholding tax requirements prior to issuance of the certificate for shares of Common Stock.
The Option Agreement may provide that an Optionee shall be
entitled to elect to pay all or a portion of all federal, state or local withholding taxes arising in connection with the exercise of an Option by electing to (1) have the Company withhold shares of
Common Stock, or (2) deliver other shares of Common Stock
previously owned by the Optionee having a Fair Market Value
equal to the amount to be withheld; provided, however, that the amount to be withheld shall not exceed the Optionee's estimated total federal, state and local tax obligations associated with the transaction. The election shall be made in writing and shall be made according to such rules and in such form as the committee shall from time to time determine.  The Fair Market Value of fractional shares remaining after payment of the withholding taxes shall be paid to the Optionee in cash.
		d.	Terms and Exercise of Options.  Options shall be
exercisable over the exercise period as and at the times and upon such conditions as the committee may determine, as reflected in the Option Agreement, including the authority to accelerate the exercisability of any outstanding Option at such time and under such circumstances as it, in its sole discretion, deems
appropriate (the "Option Period"), provided however, that the
Option period shall not exceed ten (10) years from the date of grant of such Option.  The Option Period shall be subject to earlier termination as provided in Sections 5(e) and 5(f)
hereof.  An Option may be exercised, as to any or all full shares of Common Stock as to which the Option has become exercisable, by giving written notice of such exercise to the Committee or to such individual(s) as the Committee may from time to time designate.
		e.	Termination of Employment Other than for Death,
Disability or Retirement  In the event that the employment of an
Optionee shall terminate (other than by reason of death,
disability or retirement), all Options of such Optionee that are exercisable at the time of such termination may, unless earlier terminated in accordance with their terms, be exercised within three (3) months after such termination; provided, however, that if the employment of an Optionee shall terminate for Cause (as defined herein), all options theretofore granted to such Optionee shall, to the extent not theretofore exercised, terminate
immediately.  The term "Cause" means for purposes of whether and when an Optionee has incurred a termination of employment for
Cause any act or omission which permits the Company or the Parent Corporation to terminate the written agreement or arrangement between such Optionee and the Company or the Parent Corporation, as the case may be; Cause as defined in such agreement or
arrangement, or in the event there is no such agreement or
arrangement or the agreement or arrangement does not
define the term "Cause", than Cause shall mean (a) the conviction of the Optionee for committing a felony under Federal law or the law of the state in which such action occurred or (b) the willful or negligent failure on the part of such Optionee to perform his duties to the Company or the Parent Corporation, as the case may
be.
		f.	Termination of Employment Due to Death, Disability
or Retirement of Optionee.  If an Optionee shall die while
employed by the Company, its Subsidiaries or the Parent
Corporation, or within three (3) months after the termination of such Optionee's employment other than for Cause, or if the
Optionee's employment shall terminate by reason of Disability
(within the meaning of Section 22(e)(3) of the Code) or
retirement, all Options theretofore granted to such Optionee (to the extent otherwise exercisable at the time of death or
termination of employment) may, unless earlier terminated in accordance with their terms, be exercised by the Optionee or by the Optionee's estate or by a person who acquired the right to exercise such Option by bequest or inheritance or otherwise by reason of death or disability of the Optionee, at any time within six months (or such longer period as may be determined by the
Committee in its sole discretion) after the date of
any such death, disability or retirement of the Optionee.
		g.	Nontransferability of Options.  Options granted
under the Plan shall not be transferable otherwise than by will or by the laws of descent and distribution, and Options may be
exercised, during the lifetime of the Optionee, only by the
Optionee or by his guardian or legal representative.
		h.	Effect of Certain Changes.  (i)  If there is any
change in the number or class of shares of Common Stock through the declaration of stock or cash dividends, or, recapitalization resulting in stock splits, or combinations or exchanges of such shares, the number or class of shares of Common Stock available for Options, the number or class of such shares covered by
outstanding Options, and the exercise price per share of such
Options may be proportionately adjusted by the Committee in its sole discretion to reflect any such change in the number or class of issued shares of Common Stock; provided, however, that any fractional shares resulting from any such adjustment shall be eliminated.  In the event of any other extraordinary corporate transaction, including but not limited to distributions of cash or other property to the Company's shareholders, the Committee may equitably adjust outstanding Options as it deems appropriate in its sole discretion.
			(ii) in the event of the proposed dissolution or liquidation of the Company, in the event of any corporate separation or division, including, but not limited to, split-up, split-off or spin-off, or in the event of a merger or
consolidation of the Company with another corporation, the
Committee may provide that the holder of each Option then
exercisable shall have the right to exercise such Option (at its then Option Price) solely for the kind and amount of shares of stock and other securities, property, cash or any combination thereof receivable upon such dissolution, liquidation or corporate separation or division, or merger or consolidation by a holder of the number of shares of Common Stock for which such option might have been exercised immediately prior to such dissolution,
liquidation, or corporate separation or division, or merger or consolidation.
			(iii) Paragraph (ii) of this Section 5(h) shall not apply to a merger or consolidation in which the Company is the surviving corporation and shares of Common Stock are not converted into or exchanged for stock, securities of any other corporation, cash or any other thing of value.  Notwithstanding the preceding sentence, in case of any consolidation or merger of another
corporation into the Company in which the Company is the surviving corporation and in which there is a reclassification or change
(including a change to the right to receive cash or other
property) of the shares of Common Stock (other than a
change in par value, or from par value to no par value, or as a result of a subdivision or combination, but including any change in such shares into two or more classes or series of shares), the
Committee may provide that the holder of each Option then
exercisable shall have the right to exercise such Option solely for the kind and amount of shares of stock and other securities
(including those of any new direct or indirect parent of the
Company), property, cash or any combination thereof receivable upon such reclassification, change, consolidation or merger
by the holder of the number of shares of Common Stock for which such Option might have been exercised.
			(iv) In the event of a change in the Common Stock of the Company as presently constituted, which is limited to a change of all of its authorized shares with par value into the same number of shares with a different par value or without par value, the shares resulting from any such change shall be deemed to be the Common Stock within the meaning of the Plan.
			(v) To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Committee, whose determination in that
respect shall be final, binding and conclusive.
			(vi) Except as expressly provided in this Section 5(h), the Optionee shall have no rights by reason of any subdivision or consolidation of shares of stock of any class or the payment of any stock dividend or any other increase or
decrease in the number of shares of stock of any class or by reason of any dissolution, liquidation, merger, or consolidation or spin-off of assets or stock of another corporation; and any issue by the Company of shares of any class, or
securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to the Option.  The grant of any Option pursuant to the Plan shall not affect in any way the right or power of the Company to make adjustments, reclassification, reorganizations or changes of its capital or business structures or to merge or to consolidate or to dissolve, liquidate or sell, or transfer all or part of its business or assets.
		i.	Rights as a Stockholder.  An Optionee or a
transferree of an Option shall have no rights as a stockholder with respect to any shares covered by the Option until the date of the issuance of a stock certificate to him or her for such shares.
No adjustment shall be made for dividends (ordinary or
extraordinary, whether in cash, securities or other property) or distribution of other rights for which the record date is prior to the date such stock certificate is issued, except as
provided in Section 5(h) hereof.
		j.	Employment.  Nothing in the Plan shall interfere
with or limit in any way the right of the Company to terminate any Optionee's employment at any time, nor confer upon any Optionee any right to continue in the employ of the Company, nor will anything in the Plan require an Optionee to continue in the employ of the Company.
		k.	Other Provisions.  The Option Agreements authorized
under the Plan shall contain such other provisions not inconsistent with this Plan, including, without limitation, the imposition of restrictions upon the exercise of an Option as the Committee shall deem advisable.

	6.	Term of Plan.  Options under this Plan may be granted
pursuant to the Plan from time to time within a period of ten (10) years from the date the Plan is adopted by the Board, or the date the Plan is approved by the stockholders of the Company, whichever is earlier.

	7.	Amendment.  The Board may at the time and from time to
time alter, amend, suspend, or terminate the Plan in whole or in part; provided, however, that no amendment which requires
shareholder approval in order for the exemptions available under
Rule 16b-3 to be applicable to the Plan and the Optionees, shall be effective unless the same shall be approved by the stockholders of the Company entitled to vote thereon on or before the effective date of the amendment. Such approval shall be obtained in such manner as is required by the Company's Certificate of
Incorporation, its By-Laws, and the laws of the State of
Delaware as in effect at the time of such approval.
Notwithstanding the foregoing, no amendment shall affect adversely any of the rights or obligations of any Optionee, without such Optionee's consent, under any Option theretofore granted under the Plan.
	8.	Headings.  The headings of sections and subsections
herein are included solely for convenience of reference and shall not affect the meaning of any of the provisions of the Plan.

	9.	Governing Law.  The Plan and all rights hereunder shall
be construed in accordance with and governed by the laws of the State of Delaware.


10.15




Exhibit 10.16

MASTER CELLULAR SERVICE
AGREEMENT BETWEEN
	SHARED TECHNOLOGIES CELLULAR, INC.
	AND
	BUDGET RENT A CAR CORPORATION

This Master Cellular Service Agreement (the "Agreement") is made as of the 1st day of May, 1997 (the "Effective Date"), by and among Shared Technologies Cellular, Inc., a Delaware corporation, having offices at 100 Great Meadow Road, Wethersfield, CT 06109, ("STC"), Budget Rent a Car Corporation, a Delaware corporation, having offices at 4225 Naperville Road, Lisle, IL 60532 ("BRACC"), and Budget Rent A Car Systems, Inc., a Delaware corporation and a wholly-owned subsidiary of BRACC, having offices at 4225 Naperville Road, Lisle, IL 60532 ("BRACSI"). BRACC and BRACSI shall hereinafter be referred to collectively as "Budget".

WHEREAS, Budget is in the business of renting vehicles without drivers to the traveling public from various locations throughout the United States; and

WHEREAS, STC is in the business of renting portable cellular telephones including all accessories (the "Equipment") to customers for short-term use; and

WHEREAS, STC and Budget desire to enter into this Agreement to allow STC access to certain vehicle rental locations in order for STC to rent Equipment directly to Budget customers.

NOW THEREFORE, in consideration of the promises and covenants contained herein, the receipt and adequacy of which are acknowledged, the parties agree as follows.

1.  Appointment.

(a) Budget hereby grants to STC the exclusive right to rent
Equipment to Budget customers at the corporate locations owned and operated by Budget in the United States, which locations are identified in the location schedule (the "Location Schedule") attached hereto as Exhibit A. The Location Schedule may be modified by mutual written agreement of the parties hereto.

(b) Upon request by STC, Budget agrees to approach any third party who operates a car rental business pursuant to a grant of a franchise or license from Budget (a "Budget Licensee") to promote STC as Budget's preferred cellular phone rental services provider and to assist STC in securing an agreement with such Budget Licensee for a cellular phone rental program. STC agrees to offer Budget Licensees a commission which is at least as favorable as the commission provided to Budget in Paragraph 5(a) and Paragraph 5(b) of this Agreement.



(c) In the event that during the term of this Agreement Budget desires to expand the Equipment rental program to additional Budget corporate locations within the United States other than the locations identified in the Location Schedule, Budget shall notify STC in writing and STC shall have a right of first refusal to provide Equipment rentals to Budget customers at the locations designated by Budget in such written notice on the same terms and conditions set forth herein. STC shall have up to thirty (30) days to exercise such right of first refusal. If STC exercises such right of first refusal, STC shall have up to thirty (30) days from the date STC exercises the right of first refusal to implement an Equipment rental program at the locations identified in such notice. In the event that STC does not exercise such right of first refusal as provided above, Budget may contract with third parties to provide cellular phone rentals at the locations designated by Budget in its written notice to STC.

2.  Term and Termination.

(a) This Agreement shall have a term of two (2) years, commencing as of the date first written above, subject to the following.
Thereafter, this Agreement shall be renewed only by written mutual agreement of the parties.

(b) Notwithstanding anything contained in this Agreement to the contrary, STC will have the right to immediately terminate this Agreement upon written notice to Budget, if the Federal Communications Commission or any other regulatory agency promulgates any rule, regulation, or order which) in effect or application substantially impedes STC from fulfilling its obligations hereunder, or ii) materially or adversely affects STC's ability to conduct its business.

(c) Notwithstanding anything contained in this Agreement to the contrary, upon furnishing Budget with reasonable evidence that the continuation of the Equipment rental program at any Budget location identified in the Location Schedule is not or is not likely to become a profitable business in the then foreseeable future, STC may terminate the Equipment rental program at such location(s). In such event, Budget shall have the right to engage a third party to replace STC as provider of Equipment rentals at such location(s).

(d) Notwithstanding anything contained in this Agreement to the contrary, upon furnishing Budget with reasonable evidence that STC's losses due to fraud or Equipment theft are so great that it is no longer economically practical to operate at a location identified in the Location Schedule, STC may terminate the Equipment rental program at such location(s). In such event, Budget shall have the right to engage a third party to replace STC as provider of Equipment rentals at such location(s).

3.  Responsibilities of Budget.

(a) Budget acknowledges that all Equipment delivered under this Agreement is the property of STC. Upon termination of this Agreement for any reason whatsoever or the termination of the rental program at any individual Budget location, STC may remove its Equipment from Budget's premises.

(b)  With respect to each location identified on the Location
Schedule, Budget agrees to:

i) Provide a safe and secure area for the storage and recharging of Equipment;

ii) Designate a responsible individual who will communicate with a designated representative of STC on a regular basis regarding the Equipment rental business;

iii) Inform its customers at the time of car rental of the Equipment rental program and the opportunity to rent a portable cellular telephone from STC;

iv) Use its reasonable efforts to solicit orders for Equipment rentals by asking Budget customers at the time the customer reserves a vehicle from Budget if such customer wants to rent
Equipment from STC;

v) Display at rental counters (where not prohibited by local airport rules and regulations) point-of-sale materials provided by either Budget or STC and previously approved by both parties;

vi) Report all known malfunctions, improper operation, damage, theft or other loss of Equipment to STC;

vii)  Be responsible for the Equipment rental, turn around (e.g.
battery charging and phone kit preparation), return and administrative functions during STC's unstaffed hours of operation; and

viii) Develop independent and/or cooperative marketing programs and promotional materials with STC to maximize revenue potential at all locations on the Location Schedule. All promotional materials developed on a cooperative basis will require the prior approval of both Budget and STC and each party will mutually agree to its share of the cost of such cooperative marketing materials in advance. All promotional materials developed on an independent basis will require the prior approval of each party, to the extent that such materials refer to the Equipment rental program conducted hereunder or to the other party.

(c) Budget shall be solely responsible for obtaining any permits, licenses, consents or other authorizations (collectively, "Authorizations") as required by any federal, state or local law or by any airport authority or other governmental entity having jurisdiction over Budget's operations at any location identified on the Location Schedule to conduct the Equipment rental program with STC. In the event that Budget is unable to obtain an Authorization for a location on the Location Schedule, such location will be deemed to be deleted from the Location Schedule.

4.  Responsibilities of STC.

(a) For those locations identified on the Location Schedule, STC agrees to maintain a supply of Equipment that is sufficient to meet customer demand. STC shall introduce upgrades to its Equipment as technology advances.

(b) STC, at its sole cost, will provide staff ranging from full time rental agents, who will complete the entire Equipment rental process, to support staff only, who will train and assist Budget employees in completing the Equipment rental process, as more fully described in the attached Exhibit C. For those locations where STC provides Equipment rental agents during peak hours agreed to by Budget and STC, the STC Equipment rental agents shall be responsible for completing the entire Equipment rental process during those peak hours. STC phone rental agents should be dressed in a professional manner and conduct themselves appropriately.

(c) STC will provide the following monthly management reports for each location identified on the Location Schedule:

i) a detailed revenue and Equipment utilization analysis by location;

ii) commission reports by location;

iii) a rental agreement report which indicates the Budget car rental agreement number of each customer who rents STC's Equipment at a particular Budget location; and

iv) itemized list of deductions (including uncollected revenue) from revenue

d)  With respect to each location identified on the Location
Schedule, STC agrees to:

i)  Train local Budget personnel in the use of the Equipment,
STC's pre-packaged telephone kits, and STC's sales materials. STC will inform all Budget employees that they are not authorized to use Equipment without completing an STC rental agreement and paying all normal charges for such use.  Budget employees
will be 	billed directly by STC for any charges for such use;

ii) Establish call restrictions and all rates to be charged for Equipment rental and metered airtime usage. STC has the right to offer special promotions or rate changes as it deems proper. Such promotions or rate changes will remain competitive with the portable cellular rental industry. STC will provide Budget with collateral materials and point of sales materials such as quick contracts and rate cards which are previously approved by Budget (except for Equipment rental and usage charges) and which reflect such promotions or rate changes;



iii) Be responsible for billing all charges to each customer for the rental of Equipment and the provision of service;

iv) Be responsible for resolving all customer billing inquiries. In the event of an irreconcilable billing dispute between STC and a customer, STC will notify Budget promptly. Upon such notification, Budget will have the right but not the obligation to intervene in the dispute and attempt to bring about a reasonable solution; and

v) Be responsible for administrative paperwork, battery charging, equipment maintenance, and inventories associated with the Equipment rental program. All repairs and maintenance of the Equipment will be at the expense of STC, except any repairs for damage caused by the negligence of Budget employees or agents that STC can clearly demonstrate shall be at the expense of Budget.
STC shall make all repairs and necessary replacements of Equipment as soon as practical after notification by Budget.

(e) STC shall allow Budget, upon reasonable prior notice and at the sole cost and expense of Budget, to inspect the books and records of STC during normal business hours, as such records pertain to Budget and this Agreement.

5.  Compensation.

(a) STC agrees to pay Budget a monthly commission ("Commission") at the rates set forth in Exhibit A. Commissions due Budget are based on the applicable percentage of Gross Revenues (as hereinafter defined) received by STC in connection with Equipment rentals for the applicable month at each Budget location identified on the Location Schedule. For the purposes of determining Commission hereunder, the term "Gross Revenues" shall mean the total amount of airtime revenues, theft protection charges and equipment rental charges received by STC for Equipment rentals at the applicable Budget location; provided, however, Gross Revenues shall exclude all taxes collected on behalf of any federal, state or local taxing authority, customer credits and bad debt write-offs (as determined in accordance with generally accepted accounting principles). Such Commissions shall be payable to Budget by STC forty-five (45) days after the end of each month in which such compensation is earned.

This Agreement may be amended by mutual written agreement of the parties hereto to include additional products that complement the Equipment rentals. In such event, the definition of Gross Revenues will be modified by mutual written agreement of the parties to include revenues collected by STC in connection with additional products offered by STC at applicable Budget locations.

(b) In addition to the Commissions payable by STC pursuant to Paragraph 5(a), STC agrees to pay incentives to Budget employees as provided by the STC Commission Incentive Program attached hereto as Exhibit B and made a part hereof.

(c) STC agrees to pay Budget an annual bonus ("Annual Bonus") in accordance with the following schedule, based on the indicated percentage of total Gross Revenues received by STC during each Contract Year (as hereinafter defined) for Equipment rentals provided by STC for the applicable Contract Year at all Budget locations identified on the Location Schedule. STC agrees that the aggregate monthly gross revenues received by STC during an applicable Contract Year pursuant to an agreement between STC and a Budget Licensee for the provision of Equipment rentals at car rental locations owned and operated by a Budget Licensee (a "Budget Licensee Service Agreement") shall be included in the calculation of the Annual Bonus payable by STC hereunder. In addition, STC agrees that the aggregate monthly gross revenues received by STC during an applicable Contract Year pursuant to that certain Agreement between STC and Budget Group, Inc., successor-in-interest to Team Rental Group, Inc., dated
August 26, 1996 shall be included in the calculation of the Annual Bonus payable by STC hereunder. Contract Year shall mean each successive period of one (1) year during the term of this Agreement, ending on the same day and month, but not year, as the day and month on which the Effective Date occurs. Once a higher percentage becomes applicable, it applies to lower threshold levels. The Annual Bonus shall be payable by STC within sixty (60) days of the end of each Contract Year.


    			Total Gross Revenues 		Percentage of
Received by STC During 		Total Gross
Applicable Contract Year      Revenue


         		0 - $2,750,000				0%

$2,750,000.01 - $3,250,000	1%

$3,250,000.01 - $3,750,000	2%

$3,750,000.01 - $4,250,000	3%

$4,250,000.01 - $4,750,000	4%

$4,750,000 and greater		5%


(d) The parties hereto agree that any Commission or Annual Bonus payments payable by STC to Budget hereunder shall be made solely to BRACC.

6.  Indemnification.


(a) Budget shall defend, indemnify and hold STC, its parent and subsidiaries, and each of their officers, directors, employees and agents harmless from and against all claims, damages and liabilities arising from Budget's negligence or Budget's other wrongful acts or omissions arising in any way out of this Agreement or Budget's performance hereunder.

(b) STC shall defend, indemnify and hold Budget, its parent and subsidiaries, and each of their officers, directors, employees and agents harmless from and against all claims, damages and liabilities arising from STC's negligence or STC's other wrongful acts or omissions arising in any way out of this Agreement or STC's performance hereunder.

7. Risk of Loss. Budget understands that all Equipment provided to it in connection with the performance of this Agreement is the personal property of STC. Budget shall be responsible for the safekeeping of all Equipment delivered to it by STC and shall bear the risk of loss or damage to, or theft of, such Equipment (only to the extent that STC can clearly demonstrate that such loss or damage was caused by the negligence or wrongful conduct of a Budget employee). In those instances where Budget is responsible for lost, damaged or stolen equipment, Budget will reimburse STC for the replacement cost of the Equipment and for all charges attributable to the use of the Equipment, subject to the following. STC agrees that the replacement cost of the Equipment shall be the actual wholesale value of the Equipment less applicable depreciation calculated on a straight line basis (assuming an estimated useful life of three (3) years and an estimated salvage value of zero), such amount not to exceed
$500 per cellular phone rental kit (which includes one cellular phone, one overnight battery charger, two rechargeable batteries, a cigarette lighter adapter and a custom carrying case) and that the usage charges shall be billed to Budget on the basis of STC's actual cost for cellular airtime, not to exceed $1000 for airtime charges per phone line. In addition, STC agrees that Budget shall not be responsible for cellular usage charges after one (1) business day has elapsed from the date STC receives a report from Budget (either a copy of a police report or a completed missing equipment report form in the format provided by STC from time to time) of the loss or theft of a cellular phone. In the event that Budget incurs any payment obligation to STC for lost, damaged or stolen Equipment, then STC shall have the right to withhold such amounts from any commission owed to Budget hereunder.

8. Confidentiality. Each party shall maintain the confidentiality of, and shall not disclose to any third party, any confidential or proprietary information concerning the other party, including, without limitation, customer lists and financial information. This Paragraph shall remain in effect for a period of two (2) years following the termination of this Agreement.

9. Trademarks. Neither party shall use any trademarks or trade names, service marks, copyrights, logos, corporate names, other proprietary information or intellectual property of the other party in any manner, except as expressly authorized by the other party. Upon termination of this Agreement, Budget shall return to STC all marketing and sales materials then in the possession of Budget that refer to this Agreement or to STC or contain any trade name, trademarks, service marks, logos or other proprietary information or intellectual property of STC.


10. Default. In the event either party fails to perform any of its obligations under this Agreement and such failure continues for more than thirty (30) days following written notice of such default, then the non-defaulting party shall have the right to terminate this Agreement with written notice to the other party, without limiting any other remedies available hereunder or at law or equity. However, if such breach cannot be cured within said thirty (30) day period, then, if the breaching party has commenced to cure within such period and diligently pursues the cure, such party shall not be in default hereunder as long as it continues to diligently pursue such cure, but in no event for a period in excess of sixty (60) days from the initial notice date.

11.  Relationship of the Parties.

(a) STC shall at all times hereunder be deemed to be an independent contractor of Budget. Nothing in this Agreement is intended to constitute either party as a joint venturer, partner, agent, dealer, franchisee or employee of the other for any purpose whatsoever.

(b) Each party's employees will not be or be deemed to be employees or joint employees of the other party. Each party assumes full responsibility for the acts of its employees and for their supervision, daily direction and control. Each party will not be responsible for workers compensation premiums, disability benefits, withholding taxes, social security, unemployment insurance or any other taxes or benefits of the other party's employees.

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


If to STC:

Shared Technologies Cellular, Inc.
100 Great Meadow Road
Suite 102
Wethersfield, CT  06109
Attn:  Legal Department





If to Budget:

Budget Rent a Car Corporation
4225 Naperville Road
Lisle, IL 60532
Attn: Jill Di Franco, Marketing Department


13. Limitation of Liability. Notwithstanding any other provision of this Agreement, neither party shall be liable to the other, either directly or through the operation of any indemnification or hold harmless provision of this Agreement, for any consequential (including lost profits), incidental, indirect, special or punitive damages arising in any way out of this Agreement.

14. Insurance. STC shall maintain a commercial general liability insurance policy which policy shall provide coverage of a minimum of $1,000,000 combined single limit, which shall name Budget as additional insured thereunder, and such coverage shall include broad form contractual liability covering this Agreement.
 STC shall provide thirty (30) days prior written notice to Budget prior to cancellation, modification or expiration of such insurance policy. STC shall also maintain adequate Workers' Compensation insurance providing coverage for its employees engaged in work related activities at each location. Certificates of insurance evidencing the foregoing shall be provided to Budget at its request.

15. Assignment. This Agreement may not be assigned by either party without the prior written consent of the other party, which consent shall not be unreasonably withheld or unduly delayed.

Notwithstanding anything contained in this Agreement to the contrary, Budget may assign this Agreement to Budget Group, Inc. ("BGI") without the consent of STC, but with notice to STC. In the event of any such assignment, STC agrees to use good faith efforts, for a period of 120 days from the notice of assignment, to renegotiate the provisions of this Agreement with BGI. This Agreement shall remain in full force and effect during such 120-day period. Further, in the event that STC and BGI are unable to reach a mutually agreeable definitive amendment to this Agreement, then this Agreement shall expire on the first anniversary of the assignment of this Agreement from Budget to BGI, notwithstanding anything contained in Section 2(a) to the contrary.

16.  Special Provision.   At its sole discretion, Budget may elect
to implement the terms of this Special Provision Paragraph:

(a) Budget agrees to use its best efforts to incorporate the Equipment rental and return process into Budget's automated car rental reservation system in accordance with functional specifications mutually agreed to by the parties. The date that the Equipment rental and return process is automated by Budget shall be referred to herein as the "Cutover Date."

(b) STC shall reimburse Budget all reasonable and necessary costs of incorporating the Equipment rental and return process into Budget's automated car rental reservation system, so long as such costs do not exceed $50,000 and provided that Budget provides
STC with receipts or documentation sufficient to prove such expenses were incurred with respect to automating the Equipment rental and return process.

(c) In the event that the aggregate Commission payments made to Budget pursuant to Paragraph 5(a) during the twelve (12) month period from the Cutover Date do not exceed the aggregate Commission payments made by STC for the twelve (12) month period prior to the Cutover Date by $50,000, then STC agrees to pay Budget the lesser of (i) $50,000 or (ii) $50,000 less the difference between the aggregate Commission payments made by STC for the twelve (12) month period from the Cutover Date and the aggregate Commission payments made by STC for the twelve (12) month period prior to the Cutover Date (taking into consideration payments made under this Agreement and, if necessary, payments that were made under that Master Cellular Service Agreement dated February 10, 1995 between STC and BRACC, which was terminated prior to the Effective Date of this Agreement).

Example. Assume that the Cutover Date is January 1, 1998 and that the aggregate Commission payments made to Budget during the calendar year 1997 are $220,000. If the aggregate commission payments made to Budget during the calendar year 1998 are $240,000, then the amount due Budget would be $30,000 calculated as follows: $50,000 - ($240,000 - $220,000).

17.  General.

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

(c) This Agreement constitutes the entire understanding between the parties relating to the subject matter hereof and supersedes any and all prior discussions, proposals or agreements, whether oral or written. No modification, waiver or addition to this Agreement shall be valid unless in writing signed by the parties hereto.

(d) The section headings of this Agreement are for reference purposes only and shall not constitute a part hereof or affect the meaning or interpretation of this Agreement.


(e) In the event of a dispute arising out of this Agreement, the prevailing party shall be entitled to recovery of its reasonable legal fees and expenses.

(f) The waiver of any provision of this Agreement shall not be construed as a continuing waiver of such breach or of other breaches of the same or of other provisions hereof. All provisions of this Agreement are severable. The invalidity, unenforceability or illegality of any provision in this Agreement shall not affect any other provision.

(g) The parties acknowledge that they have each read this Agreement in its entirety, understand it and agree to be bound by the terms and conditions contained herein.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

Shared Technologies Cellular, Inc. 		Budget Rent a Car
Corporation

By:_________________________		By:___________________________

Its:_________________________		Its:___________________________

Date:_______________________      Date:_________________________



Budget Rent A Car Systems, Inc.

By:____________________________

Its:____________________________

Date:___________________________












Exhibit B
STC Incentive Program


1. STC agrees to pay a one-time commission in the amount of Four Dollars ($4) for each Equipment rental order that is procured solely by the efforts of a Budget customer service representative employee, subject to the following. The basis for the one-time commission payable to an individual Budget customer service representative employee will be the receipt by STC of an Equipment rental application completed by the Budget customer service representative employee. Such application must be signed by the customer and must designate the Budget location and the Budget customer service representative employee as the source of the sale. Generally, the one-time commission will be paid by STC to individual Budget customer service representative employees on a weekly basis. STC will issue individual Budget customer service representative employees a Form 1099 in accordance with applicable IRS requirements.

2. Notwithstanding anything contained in Paragraph 1 above, if a Budget bus driver employee assists a Budget customer service representative employee in procuring an Equipment rental order, then the one-time commission payable by STC pursuant to Paragraph 1 above shall be shared and paid on an equal basis between such Budget employees.


Exhibit 10.17

AGREEMENT BETWEEN
	SHARED TECHNOLOGIES CELLULAR, INC.
AND THORN AMERICAS FOR THE PROVISION OF
	DEBIT CELLULAR SERVICES

This Agreement (the "Agreement") is made as of the 1st day of December, 1996, by and between Shared Technologies Cellular, Inc., a Delaware corporation, having offices at 100 Great Meadow Road, Wethersfield, CT 06109, ("STC"), and Thorn Americas, Inc., a Delaware corporation, having a place of business at 8200 Thorn Drive, Wichita, KS 67226 ("Thorn").
WHEREAS, Thorn rents and occasionally sells Debit Phones (as defined in Section 1 below) that will require cellular service; and
WHEREAS, STC provides cellular activation and debit services and Thorn desires to utilize such services for the Debit Phones;

WHEREAS, Thorn, in addition to renting Debit Phones to End Users, desires to market and bill STC's Debit Cellular Service sold to End Users who are also renting Debit Phones from Thorn.

NOW, THEREFORE, in consideration of the promises and covenants contained herein, the receipt and adequacy of which are acknowledged, the parties agree as follows.

1. Definitions. The following terms when used herein shall have the following meanings:

(a) "ACC" shall mean an airtime control code supplied by STC which must be entered on the keypad of a Debit Phone to allow an End User to redeem a particular Debit Code to make and receive calls with the Debit Phone until the units of airtime associated with such Debit Code have been depleted.

(b) "Carrier" shall mean a person or entity authorized by the Federal Communications Commission to construct and operate a cellular system within a specific CGSA.

(c) "CGSA" shall mean a cellular geographic service area, which is a region within the United States in which a Carrier is authorized to provide cellular telephone service.

(d) "Debit Code" shall mean a multi-digit number assigned by STC to identify a specific block of airtime units provided to Thorn by STC for sale to End Users. Airtime units will be available in blocks consisting of 30 and 60 units and each block will be identified by a unique Debit Code.

(e) "Debit Cellular Service" shall mean prepaid cellular service using wireless technology that will allow an End User to make and receive calls with a Debit Phone for a predetermined period of time (measured in units of airtime).

(f) "Debit Phone" shall mean a mobile phone that contains software and firmware to permit the phone to track the airtime usage of an End User.

(g)"End User" shall mean a person or entity that buys or rents a Debit Phone from Thorn.

(h)"MIN" shall mean the ten digit cellular telephone number provided by STC to Thorn for a particular Debit Phone.

2.  Term.  This Agreement shall have a term of   two  (2) years,
commencing as of the date first written above, subject to the following. The term hereof shall automatically renew for successive one (1) year terms unless notice of termination is given by either party at least thirty (30) days prior to the end of the initial term or any term then in effect.

3.  Responsibilities of Thorn and STC.

(a) Thorn agrees to use STC as the exclusive provider of Debit Cellular Service for all Debit Phones which are rented or sold by Thorn to End Users at all rental store locations owned and operated by Thorn in the cities dentified in Exhibit A (the "Territory"), which is attached hereto and made a part hereof.

 	(b) Thorn shall be solely responsible for the rental or sale of Debit Phones to End Users and STC shall have no obligations with respect thereto, other than as provided in this Agreement.
For each Debit Phone that Thorn purchases for distribution within the Territory, Thorn agrees to purchase such phones with the technology and configuration identified in Exhibit B, and as may be supplemented from time to time by mutual consent of the parties. Both parties acknowledge that Thorn shall not be obligated, either expressly or implied, to conduct or refrain from any activity when the same would constitute a restraint of trade or would otherwise be unlawful.
Both parties further acknowledge that STC is not receiving a commission, royalty or other payments from any equipment vendor with respect to the sale of Debit Phones and that STC is solely licensing certain software from the debit technology vendor to integrate the Debit Phone technology with the Debit Cellular Services.

          (c) STC shall use its best efforts to cause its Carriers to promptly (i) provide Debit Cellular Service to End Users renting Debit Phones who purchase STC's Cellular Services, and (ii) disconnect Debit Cellular Service for certain Debit Phones, at Thorn's request, subject to the rights of End Users.
If Debit Cellular Service is disconnected, then Thorn shall be responsible for applicable termination charges in accordance with Exhibit E. In addition, STC shall perform all reasonable and necessary tasks to ship Debit Phones to Thorn's stores and provide Debit Cellular Service to such Debit Phones pursuant to a roll-out schedule to be mutually agreed upon by the parties. Lastly, STC shall pay its Carrier's invoices for Debit Cellular Services ultimately provided to End Users in the normal course of business.

	(d) STC shall provide all necessary and reasonable assistance to End Users related to cellular service questions, hardware issues, billings, and on any other matters arising in the normal course of End Users' usage of STC's Debit Cellular Service.

	(e) STC represents and warrants to Thorn that to the best of its knowledge it has secured or filed any tariffs, permits or other authorizations, and will file or maintain as appropriate, regardless of its knowledge, tariffs, permits or other authorizations as may hereafter be required for the cellular phone service. Thorn agrees to cooperate with STC in establishing such tariffs in order to assure that Thorn may obtain a commission in the amount as provided in this Agreement for marketing and billing of STC's services to End Users. STC shall comply with all laws applicable to its business, its obligations and duties to End Users and Thorn arising out of this Agreement including but not limited to the payment of all applicable taxes.

         (f) STC shall provide assistance to Thorn for the training of Thorn's employees regarding the use of Debit Phones, activation and deactivation of Debit Phones, marketing of STC's Debit Cellular Service, and marketing of cellular services in the ordinary course of business.

           (g) Notwithstanding anything in the Agreement, in the event of the total outage of cellular telephone service for a period of twenty-four (24) hours or more in any specific CGSA or any outage or material loss of cellular telephone service which does not constitute a total outage of cellular telephone service in a specific CGSA, a credit allowance will be made by STC to End Users to be administered by Thorn, in the form of a pro-rata adjustment of the monthly recurring access charges billed by STC for any period of such outage; provided that such outage is caused by the negligence or intentional misconduct of STC, or STC's failure to perform its obligations under this Agreement.

           (h) STC agrees to be solely responsible for filing all tax returns, and paying the related taxes due related to End Users' purchase of Debit Cellular Service except for sales tax applicable at point of sale in Iowa, Missouri, Pennsylvania or Washington, subject to any future changes by applicable taxing authorities. These taxes include, but are not limited to Federal state and local excise and communication taxes, and state and local sales or use taxes, which are levied at the time of sale of Debit Cellular Services. Except to the extent that Thorn is responsible for filing tax returns and paying the related sales taxes due in Iowa, Missouri, Pennsylvania and Washington, STC shall indemnify and hold harmless Thorn in connection with liability for such taxes including any expense in the event of governmental audits of such returns (but not including liability which is attributable to the act or omission, negligent or otherwise, of Thorn in the collection of, or failure to collect taxes included in the retail prices paid by End Users for STC's account pursuant to Section 6 (a) (iii) below). STC represents and warrants the tax information contained in Exhibit D is true and accurate to the best of its knowledge. STC shall promptly notify Thorn in writing of any changes in the tax rates in any jurisdiction referenced in Exhibit D, so that Thorn may have at least forty-five (45) days advance notice of any tax rate changes.


4.   MIN Assignment.

(a) At the time Thorn purchases Debit Phones for distribution to its rental stores in the Territory, Thorn will notify STC, in a format and according to the procedures specified by STC from time to time, of the number of MINs required for such phones, the electronic serial number ("ESN") and the manufacturer's shipping date for each Debit Phone and the address of the rental store that will stock each Debit Phone. STC will use its best efforts to obtain, by the manufacturer's shipping date, a MIN from the applicable Carrier under a reseller agreement for each Debit Phone. Thorn acknowledges that STC will obtain a MIN for a particular Debit Phone from a Carrier that provides cellular service for the CGSA where such Debit Phone will be stocked and that the ESN for each Debit Phone will be required to order a MIN for such Debit Phone. If STC must cancel all or a portion of an order for MINs that STC places with a Carrier as a result of Thorn canceling an order for Debit Phones, then Thorn shall be responsible for the applicable Deactivation Fees identified in Paragraph 2(c) of Exhibit E, attached hereto and made a part hereof. STC shall deliver to Thorn all MINs required within ten
(10) business days following its receipt of Thorn's purchase order and STC's receipt of Debit Phones at the address in Section 5 (a) below to satisfy Thorn reorders for its stores already served by STC, or thirty (30) days for any stores not already served by STC. Any order not shipped within thirty (30) days following STC's receipt of Thorn's purchase order and STC's receipt of Debit Phones at the address in Section 5 (a) below will incur a penalty of $100.00 per MIN, to be deducted from STC's next invoice. Notwithstanding anything contained herein to the contrary, and except as provided in Exhibit F attached hereto STC will not be obligated to activate more than 2,500 MINs in each consecutive 30-day period during the term of this Agreement; and provided further, STC will use its best efforts to activate in excess of 2,500 MINs in a thirty (30) day period in the event of unusual circumstances such as acquisition by Thorn of a large rental company.

(b) Thorn shall notify STC whenever the inventory of Debit Phones stocked by Thorn at a particular rental store location in the Territory is reassigned to another rental store location. If such reassignment results in the movement of the Debit Phones to a new CGSA, then STC shall obtain new MINs for such Debit Phones and Thorn shall be responsible for any Extraordinary Charges in accordance with Section 7(a) below . In addition, Thorn shall reprogram such Debit Phones in accordance with the instructions provided by STC.

(c) Thorn agrees to pay all charges set forth in Section 7(a) below for each MIN provided by STC for use with a Debit Phone.

(d) Thorn acknowledges and agrees that STC is the customer of record with all Carriers, is solely responsible for paying all charges billed by such Carriers to STC, and retains all rights associated with the use of the MINs and access codes assigned to STC and provided for use with the Debit Phones. Neither Thorn nor any End User shall acquire any proprietary interest in any specific MIN or access code provided by STC for use with a Debit Phone.

5.  Debit Phone Programming.

(a) After Thorn notifies STC, pursuant to Section 4(a) above, that MINs are required for certain Debit Phones, Thorn shall ship, at its sole cost and expense, including appropriate freight insurance, such Debit Phones to STC at the following address (or such other address as provided by STC from time to time):

Shared Technologies Cellular, Inc.
149 Weldon Road, Suite 109
Maryland Heights, MO 63043
Attn: Fulfillment Department

Thorn shall include with each shipment a custom carrying case and any hardware accessories required for each Debit Phone.

(b) STC will program each Debit Phone with the MIN previously reserved by STC for a particular Debit Phone pursuant to Section 4(a) above. STC will verify that cellular service has been initiated by the applicable Carrier for each MIN prior to the shipment of the Debit Phone.

(c) STC will program each Debit Phone with the airtime unit settings described in Section 6(a)(i) below.

	(d) After each Debit Phone has been programmed by STC, STC will package each Debit Phone with the custom carrying case and hardware accessories supplied by Thorn. STC shall then ship each Debit Phone, at Thorn's cost and expense, including appropriate freight insurance, to each store location that Thorn has identified, pursuant to Section 4(a) above, as the location responsible for stocking such phones.

(e) Thorn shall pay STC a service charge in accordance with
Section 7(c) below for each Debit Phone that is programmed by STC. Such charges shall be due and payable pursuant to Section 7 (c) below.

6.  Debit Cellular Service.

(a) STC resells the cellular service of various Carriers throughout the United States. STC will be solely responsible for relationships with such Carriers and will rely on such relationships to provide Debit Cellular Service for each Debit Phone which is distributed by Thorn to an End User. STC will be solely responsible for the provision of Debit Cellular Service to End Users,. Debit Cellular Service will be activated for the Debit Phones. in accordance with the following procedures:

(i) At the time an End User purchases or rents a Debit Phone from Thorn, Thorn will inform the End User that in order to access the Debit Cellular Services, the End User must purchase a Debit Code from STC. Thorn will inform End User that Debit Codes are available for a block of 30 and 60 units of airtime, at the retail rates identified in Exhibit C, attached hereto and made a part hereof. Such rates shall be established by STC, and may be modified by STC from time to time in accordance with the provisions of Section 7(b) below. Thorn will inform the End User that each time a call is made or received with the Debit Phone, units of airtime will be reduced in accordance with the type and duration of the call in accordance with the following parameters:


(a) one (1) unit of airtime will allow an End User to make or receive a local call for one (1) minute;

(b) two (2) units of airtime will allow an End User to make a domestic long distance or toll call for one (1) minute;

(c) one (1) unit of airtime will allow an End User to receive a domestic long distance or toll call for one (1) minute; and

(d) three (3) units of airtime will allow End User to make or receive a roaming call for one (1) minute.

Thorn shall inform End Users that the account balance of airtime units will be debited for partial minutes in sixty (60) second increments. For example, if the duration of a roaming call is forty-five (45) seconds, then three (3) units will be debited from the End User's account balance of airtime units.

Thorn will also inform the End User that 911 and 611 calls can be placed without charge even if the airtime balance is $0 and that the Debit Phone is restricted from making international calls (01+) and from making calls to local directory assistance (411) and "Dial It Services" such as 900 and 976 area codes.

(ii) Whenever a Debit Code is sold to an End User, Thorn or the End User must contact STC and provide STC with the Debit Code and the MIN assigned to the Debit Phone. STC will redeem the Debit Code by generating an ACC, which will be entered into the Debit Phone by Thorn or the End User. Such ACC provided by STC will allow the End User to make and receive calls for a predetermined period of time in accordance with the Debit Code for the number of units of airtime purchased by End User (as identified by a particular Debit Code associated with a certain ACC). Each time a call is made or received with the Debit Phone, units of airtime will be reduced in accordance with type and duration of the call pursuant to the parameters indicated in Section 6(a)(i) above. Once the units of airtime have been depleted, the Debit Phone will prompt the End User to purchase additional units of airtime to regain access to Debit Cellular Service.

(iii) For each Debit Code that is purchased by an End User at a particular rental store location of Thorn in the Territory, Thorn shall collect the established retail rate for such location, as identified in Exhibit C for each unit of airtime purchased by End
User.   Thorn and STC agree to share revenues received from the
sale of Debit Codes to End Users in accordance with the schedule set forth in Exhibit C. Thorn shall collect from each End User applicable federal, state or local telecommunications tax and state and local sales and use taxes (collectively, the "Taxes") included in the retail prices paid by each End User at the total per unit rates set forth in Exhibit D, attached hereto and made a part hereof, for Debit Codes sold to each End User at the
applicable rental store location.   Thorn shall retain
its share of the revenues (as identified in Exhibit C ) for marketing and billing services in connection with the sale of Debit Codes. Thorn shall remit to STC the applicable Taxes and STC's share of the revenues received from End Users for the sale of Debit Codes, in accordance with the provisions of Section 7(b) below.

(b) Debit Codes will be distributed in accordance with the following procedures:

(i) Thorn will contact STC in writing or by means of electronic mail (e.g. Verifone equipment) with requests for Debit Codes for a specific rental store location in the Territory.

(ii) STC will supply Debit Codes in the quantities specified by Thorn for each rental store location in the Territory, within five (5) business days of STC's receipt of Thorn's purchase order
for Debit Codes.   STC will supply such Debit Codes by means of
registered U.S. Mail, second day courier or electronic mail transmission (e.g. Verifone equipment). STC will be responsible for all freight expenses incurred.

(iii) Whenever an End User purchases a Debit Code in order to access STC's Debit Cellular Services, Thorn shall provide the End User with a receipt from Thorn's point of sale terminal. Such receipt shall identify the Debit Code purchased by the End User, Thorn will also supply to End Users STC's toll-free customer service phone number, which number can be used by the End User to redeem the Debit Code for an ACC. STC will use its best efforts to provide such ACCs to End Users as soon as reasonably possible, which will not exceed four (4) business hours. Notwithstanding the foregoing, Thorn may call STC to redeem the Debit Code for the End User at the time of sale.

If STC cannot provide an ACC for a particular MIN within four (4) business hours of a request, then Thorn, at its discretion, may terminate such MIN within five (5) business days thereafter without any payment of any Deactivation Fees identified in Paragraph 2 (c) of Exhibit E attached hereto.

7.  Pricing and Payment Terms.

(a) Recurring and Extraordinary Charges. For each MIN provided by STC for each Debit Phone that is stocked by Thorn in the Territory, Thorn shall bill to End Users and remit to STC the monthly recurring access charges identified in Exhibit E. Such monthly recurring access charges shall be payable in advance, on the first of each month. STC reserves the right to increase or decrease such charges any time after the 13-month anniversary of this Agreement. Any such changes shall be effective ninety (90) days after issuance of notice to Thorn.

In addition, Thorn shall bill to End Users at its discretion and remit to STC any extraordinary charges identified in Exhibit E
("Extraordinary Charges") for each MIN provided by STC to Thorn for use with a Debit Phone in the Territory.

Notwithstanding anything contained herein to the contrary, Thorn shall be liable for any charges identified in Exhibit E, regardless of whether Thorn bills or collects such charges from End Users. Such charges shall be due and payable within twenty
(20) days after Thorn's receipt of STC's invoice. A late payment charge will apply as stated in Section (d) below.

(b)  Airtime Charges and Taxes for Debit Codes.  Within fifteen
(15) days of the end of each month, STC shall send a statement ("Settlement Statement") to Thorn for the Debit Cellular Services provided by STC in the prior month. The Settlement Statement will identify the number of Debit Codes redeemed by STC in the prior month for sales of Debit Codes made at each rental store location in the Territory, along with a statement for Taxes applicable to such sales. For such Debit Codes redeemed by STC, Thorn shall remit to STC all amounts indicated on the Settlement Statement due STC for its share of the revenues, as specified in Exhibit C , for the sale of Debit Codes to End Users (as determined by the rates in effect on the date the Debit Code is redeemed by an End User) as well as the Taxes collected by Thorn from End Users for such Debit Codes redeemed by STC in the prior month. STC reserves the right to increase or decrease the retail rates identified in Exhibit C anytime after the 13-month anniversary of this Agreement. Any such changes shall be effective ninety (90) days after issuance notice to Thorn. In such event, the parties will mutually agree upon the future commission retained by Thorn for each Debit Code purchased by an End User .

Notwithstanding anything contained in this Agreement to the contrary, Thorn acknowledges that STC shall be compensated on the basis of Debit Codes redeemed by STC pursuant to this Agreement regardless of customer credits issued and uncollected revenue in connection with the sale of Debit Codes to End Users. STC acknowledges that Thorn will not be liable for charges for any Debit Code activated for an End User more than four hours after STC is contacted by Thorn or End User pursuant to paragraph 8(c) below.

c) Debit Phone Programming Charges. Thorn shall pay STC a service charge in the amount of $10 for each Debit Phone that is programmed by STC pursuant to this Agreement. Such charges shall be due and payable within twenty (20) days after Thorn's receipt of STC's invoice. A late payment charge will apply as stated in
Section 7 (d) below.

(d)  Settlement Statements shall be due and payable within twenty
(20) days after Thorn's receipt thereof. Payment shall be made to STC at the address set forth on the Settlement Statement or at such other address as may be designated in writing from time to time by STC. A late payment charge, at the rate of 1-1/2% per month or the highest lawful rate, whichever is lower, shall be charged on any amount which is not paid within thirty
(30) days after receipt of STC's invoice.

(e)  Upon request by Thorn, STC will provide Thorn monthly
Settlement Statements in electronic format. However, Thorn shall be responsible for all delivery costs associated with the transmission of such electronic reports.

(f) During the term of this Agreement or any extension thereof, STC shall not sell or make available Debit Cellular Service, including Debit Codes, to any competitor of Thorn in the household durable goods rental industry, for prices that are lower than those applicable to this Agreement.

8.  Fraud/Cloning.

(a) In the event that a Debit Phone is lost, stolen or otherwise absent from the possession of Thorn for any reason other than the sale or rental of the Debit Phone to an End User, then Thorn shall only be liable for charges attributable to the Debit Codes purchased for such Debit Phone until the loss, theft or absence has been reported to STC and the MIN assigned to such Debit Phone has been deactivated by STC.

(b) STC shall be liable for all charges attributable to the cloning of any MIN or ESN , or any combination thereof, except to the extent that such cloning can be attributed to Thorn's employees or agents. Thorn agrees to use its best efforts to assist STC and any Carrier or governmental authority in the investigation or detection of any cloning or other fraudulent activity.

(c) Thorn shall bear the risk of loss or theft of any Debit Code provided by STC pursuant to this Agreement after it has been received in one of Thorn's rental stores, until receipt by STC, in a form reasonably prescribed by STC, of notice from Thorn to disable any such Debit Code. STC shall bear such risks, if any, that may occur prior to the delivery of Debit Codes to Thorn's rental stores.

9.  Confidentiality.

(a) Each party shall maintain the confidentiality of, and shall not disclose to any third party, any confidential or proprietary information concerning the other party obtained pursuant to this Agreement, including, without limitation, customer lists, financial information, reports and all nonpublic business information.

(b)  This Section 9 shall remain in effect for a period of two (2)
years following the termination of this Agreement.   The receiving
party shall safeguard proprietary and confidential information in the same manner as it protects its own proprietary or confidential information, shall use such information solely for the purposes contemplated by this Agreement and shall not in any way disclose such information to any third parties, unless and until such time as the proprietary or confidential information:

(i)  is within the public domain; or

(ii) is already in the possession of the receiving party without restriction, as evidenced by adequate documentation; or


(iii) is or has been lawfully disclosed to the receiving party by a third party without an obligation of confidentiality upon the receiving party; or

(iv) is independently developed by the receiving party, as evidenced by adequate documentation.

(c) Upon termination of this Agreement for any reason, all confidential and proprietary information, including any and all copies thereof, shall be returned to the disclosing party.

10.	Trademarks.

(a) Thorn shall not use the name, tradenames, service marks, trademarks, trade dress or logos of STC or any of its affiliates in any manner, except as expressly authorized in writing by STC. Upon termination of this Agreement, Thorn shall immediately cease any and all use of the name, tradenames, service marks, trademarks, trade dress or logos of STC or any of its affiliates.

(b) STC shall not use the name, tradenames, service marks, trademarks, trade dress or logos of Thorn in any manner, except as expressly authorized in writing by Thorn. Upon termination of this Agreement, STC shall immediately cease any and all use of the name, tradenames, service marks, trademarks, trade dress or logos of Thorn.

11.	Relationship of the Parties.

(a)	Thorn shall at all times hereunder be deemed to be an
independent contractor of STC for the purpose of marketing STC's Debit Cellular Service as provided herein. Nothing in this Agreement is intended to constitute either party as a joint venturer, partner, general agent, dealer, franchisee or employee of the other for any purpose whatsoever.

(b)	Thorn shall not have any authority to enter into or bind STC in contract, nor shall Thorn make any unauthorized representations or warranties concerning STC's products or services, except as provided herein or otherwise in writing by STC.

(c) In no event shall Thorn's employees be considered employees of STC. Thorn assumes full responsibility for the acts of its employees and for their supervision, daily direction and control. Under no circumstances shall STC be responsible for workers compensation premiums, disability benefits, withholding taxes, social security, unemployment insurance or any other taxes or benefits with respect to Thorn or Thorn's employees.

12.	Indemnification.

(a) Thorn shall defend, indemnify and hold STC and its affiliates harmless from and against any and all claims, damages and liabilities arising out of or resulting from (i) the lease and sale of Debit Phones to End Users and (ii) any negligent or intentional act or omission on the part of Thorn, its employees, officers, directors or agents, in the performance of or failure to perform the activities contemplated by this Agreement.

(b) STC shall defend, indemnify and hold Thorn harmless from and against any and all claims, damages and liabilities arising out of or resulting from any negligent or intentional act or omission on the part of STC, its employees, officers, directors, agents or affiliates, in the performance of or failure to perform the activities contemplated by this
Agreement.

13.  Limitations of Liability.  NEITHER PARTY SHALL BE LIABLE TO
THE OTHER, EITHER DIRECTLY OR THROUGH THE OPERATION OF ANY
INDEMNIFICATION OR HOLD HARMLESS PROVISION HEREOF, FOR INCIDENTAL, CONSEQUENTIAL (INCLUDING LOST PROFITS), INDIRECT, PUNITIVE OR
SPECIAL DAMAGES ARISING IN ANY WAY OUT OF THIS AGREEMENT.

14. Warranties. STC warrants to Thorn that the services provided hereunder will be performed in a workmanlike manner. STC's liability and Thorn's remedy are limited to correction within a reasonable time of the services which do not comply with this warranty, provided that written notice of such non-compliance shall have been given to STC by Thorn within thirty (30) days after such services are performed. THE WARRANTIES CONTAINED IN THIS AGREEMENT ARE EXCLUSIVE AND ARE GIVEN IN LIEU OF ANY AND ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, INCLUDING WITHOUT LIMITATION, THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

15.  Default.

(a) Either party shall be deemed to be in default of this Agreement if it:

(i) fails to make any payment when due and such failure has not been cured within ten (10) days from the receipt of written notice thereof;

(ii) materially breaches any provision of this Agreement and such breach continues beyond thirty (30) days from the receipt of written notice thereof. However, if such breach cannot reasonably be cured within said 30-day period, then, if the breaching party has commenced to cure within such period and diligently pursues the cure, such party shall not be held in default hereunder as long as it diligently continues to pursue such cure, but in no event for a period in excess of sixty (60) days beyond the initial notice date;

(iii) has appointed on its behalf a trustee, receiver or liquidator by a court of competent jurisdiction and such trustee, receiver or liquidator is not dismissed within thirty (30) days of appointment; or

(iv) shall file a petition in bankruptcy of for an arrangement or reorganization pursuant to the Federal Bankruptcy Code or any similar law, federal or state, or if, by decree of a court of competent jurisdiction the defaulting party shall be adjudicated a bankrupt or be declared insolvent, or the defaulting party shall admit in writing its inability to pay its debts generally when they become due.

(b) In the event of a default by a party hereto, the non-defaulting party may upon three (3) days' written notice, at its option and in addition to other remedies available hereunder, at law or in equity, terminate this Agreement. Termination regardless of cause or nature shall be without prejudice to any other rights or remedies of the parties.

(c) STC shall send by express overnight delivery to Thorn, within three (3) business days of STC's receipt thereof, a complete copy of any termination notice it receives from any of its Carriers supplying Debit Cellular Service to End Users.

16.  Notice.

(a) Whenever any notice is required to be given hereunder, such notice shall be given in writing and personally delivered or sent by certified or registered mail, return receipt requested. Notice shall be deemed to have been given at the time of receipt, if personally delivered, or upon mailing if sent by certified or registered mail.

(b)  If sent by Thorn to STC, such notice shall be addressed to:

Shared Technologies Cellular, Inc.
100 Great Meadow Road, Suite 102
Wethersfield, CT  06109
Attention:  Legal Department

(c)  If sent by STC to Thorn, such notice shall be addressed to:

Thorn Americas, Inc.
8200 Thorn Drive
Wichita, KS 67226
Attention: General Counsel


(d) Either party may change the address at which it is to receive notice by giving notice of the change to the other party pursuant to this Section 16.

17. Assignment. Either party may assign this Agreement with the prior written consent of the other, such consent not to be unreasonably withheld. Notwithstanding the foregoing, either party may assign this Agreement without the consent of the other to a parent corporation or subsidiary.

18. Excuse of Performance. Either party shall be relieved from liability for non-performance due to an act of God or the public enemy, riots, labor disputes, delays of suppliers or subcontractors, severe weather, fire, flood or any act or omission of a Carrier or any cause beyond the reasonable control of the party to be excused. In the event of such cause for delay, the party so affected shall take all commercially reasonable steps to avoid or remove such cause of non-performance and both parties shall recommence performance as soon as such cause is removed or ceases. The party claiming such delay shall give the other party notice of the delay as soon as practicable, such time not to exceed thirty (30) days.

19.	General.

(a) This agreement shall be governed by the laws of the State of Connecticut.

(b)	This Agreement, including any exhibits or addenda attached
hereto, constitutes the entire understanding between the parties relating to the subject matter hereof and supersedes any and all prior discussions, proposals or agreements, whether oral or written. No modification or addition to this Agreement shall be valid unless in writing signed by the parties hereto.

(c)	In the event of a dispute arising out of this Agreement, the prevailing party shall be entitled to recovery of its reasonable legal fees and expenses.

(d) Each party shall be responsible for all expenses incurred by each of them, respectively, unless otherwise agreed in writing.

(e)	The waiver of any provision of this Agreement shall not be
construed as a continuing waiver of such breach or of other breaches of the same or of other provisions hereof.

(f)	The section headings of this Agreement are for reference
purposes
only and shall not constitute a part hereof or affect the meaning or interpretation of this Agreement.

(g)	The parties acknowledge that they have each read this
Agreement in
its entirety, understand it and agree to be bound by the terms and conditions contained herein.



IN WITNESS WHEREOF, an authorized representative of the parties hereto have executed this Agreement as of the date first written above.

Shared Technologies Cellular, Inc.			Thorn Americas, Inc.

By:_________________________			By:_______________________

   Its:_____________________			   Its:___________________

Date:_______________________			Date:_____________________

Exhibit A

Count of store                             STATUS
ADI        City             State     CGSA CURRENT  NEW GRAND
TOTAL
           2701Fall River   MA           76        0   1
1
           Middletown       RI           38        0   1
1
           New Bedford      MA           76        0   1
1
           Pawtucket        RI           38        0   1
1
           Providence       RI           38        0   2
2
           South Attleboro  MA           76        0   1
1
           Tauton           MA           76        0   1
1
           Warwick          RI           38        0   1
1
           West Warwick     RI           38        0   1
1
           Woonsocket       RI           38        0   1
1
       2701Total                                   0  11
11
           2702Greenfield   MA          470        0   1
1
           Holyoke          MA           63        0   1
1
           Springfield      MA           63        0   3
3
       2702Total                                   0   5
5
           2703Albany       NY           44        2   0
2
           Amsterdam        NY           44        1   0
1
           Bennington       VT          680        1   0
1
           East Greenbush   NY           44        1   0
1
           Gloversville     NY          977        1   0
1
           Hudson           NY          564        1   0
1
           North Adams      MA          213        1   0
1
           Pittsfield       MA          213        1   0
1
           Rotterdam        NY           44        1   0
1
           Schenectady      NY           44        1   0
1
           Troy             NY           44        2   0
2
           Watervliet       NY           44        1   0
1
       2703Total                          1        4   0
14
           2704Auburn       NY          562        1   0
1
           Ithaca           NY          562        1   0
1
           Mattydale        NY           53        1   0
1
           Oneida           NY           53        1   0
1
           Oswego           NY           53        1   0
1
           Rome             NY          115        1   0
1
           Syracuse         NY           53        3   0
3
           Watertown        NY          559        1   0
1
       2704Total                          1        0   0
10
           2705Binghamton   NY          122        1   0
1
           Endicott         NY          122        1   0
1
       2705Total                                   2   0
2
           2706East StroudsbPA           56        0   1
1
           Edwardsville     PA           56        0   1
1
           Hazleton         PA           56        0   1
1
           Pottsville       PA          619        0   1
1
           Scranton         PA           56        0   1
1
           Williamsport     PA          251        0   1
1
       2706Total                                   0   6
6
           2707Erie         PA          130        0   2
2
       2707Total                                   0   2
2
           2708Gates        NY           34        1   0
1
           Geneva           NY           34        1   0
1
           Newark           NY           34        1   0
1
           Rochester        NY           34        3   0
3
       2708Total                                   6   0
6
           2709Batavia      NY          561        1   0
1
           Blasdell         NY           25        1   0
1
           Buffalo          NY   25       1        0   0
10
           Jamestown        NY          561        1   0
1
           Lackawanna       NY           25        1   0
1
           Lockport         NY           25        1   0
1
           Niagara Falls    NY           25        2   0
2
           Olean            NY          561        1   0
1
           Tonawanda        NY           25        1   0
1
           Yorkshire        NY          561        1   0
1
       2709Total                          2        0   0
20
           2710Dayton       OH           40        5   0
5
           Huber Heights    OH           40        1   0
1
           Piqua            OH           40        1   0
1
           Richmond         IN          408        1   0
1
           Springfield      OH          180        1   0
1
           Xenia            OH           40        1   0
1
       2710Total                          1        0   0
10
           2712Benton HarborMI          193        0   1
1
           Elkhart          IN          223        0   1
1
           Mishawaka        IN          129        0   1
1
           Niles            MI          193        0   1
1
           South Bend       IN          129        0   1
1
           Warsaw           IN          404        0   1
1
       2712Total                                   0   6
6
           2715Decatur      AL          307        1   0
1
           Florence         AL          226        1   0
1
           Huntsville       AL          120        2   0
2
       2715Total                                   4   0
4
           2716Guthrie      OK          598        1   0
1
           Guymon           OK          596        1   0
1
           Midwest City     OK           45        1   0
1
           Norman           OK           45        1   0
1
           Oklahoma City    OK           45        4   0
4
           Warr Acres       OK           45        1   0
1
           Woodward         OK          597        1   0
1
       2716Total                          1        0   0
10
           2717Coffeyville  KS          442        1   0
1
           Muskogee         OK          601        1   0
1
           Sand Springs     OK           57        1   0
1
           Tulsa            OK           57        3   0
3
       2717Total                                   6   0
6
           2718Marshall     TX          206        0   1
1
           Shreveport       LA          100        0   1
1
           Texarkana        TX          240        0   1
1
       2718Total                                   0   3
3
           2720Bay City     MI           94        0   1
1
           Bridgeport       MI           94        0   1
1
           Flint            MI           68        0   3
3
           Mt. Morris       MI           68        0   1
1
           Owosso           MI           68        0   1
1
           Saginaw          MI           94        0   3
3
       2720Total                                   0  10
10
           2722Council BluffIA           65        0   1
1
           Omaha            NE           65        0   3
3
       2722Total                                   0   4
4
           2723Bloomington  IL          250        0   1
1
           Pekin            IL          103        0   1
1
           Peoria           IL          103        0   2
2
       2723Total                                   0   4
4
           2724Des Moines   IA          102        2   0
2
       2724Total                                   2   0
2
           2725Milwaukee    WI   21       1        0   0
10
           Racine           WI          189        1   0
1
           Sheboygan        WI          277        1   0
1
           West Allis       WI           21        1   0
1
       2725Total                          1        3   0
13
           2726Alton        IL           11        1   0
1
           Arnold           MO           11        1   0
1
           Breckenridge Hil MO           11        1   0
1
           Cahokia          IL           11        1   0
1
           Collinsville     IL           11        1   0
1
           Country Club Hil MO           11        1   0
1
           East St. Louis   IL           11        1   0
1
           Fairmont City    IL           11        1   0
1
           Farmington       MO          516        1   0
1
           Festus           MO           11        1   0
1
           Florissant       MO           11        1   0
1
           Granite City     IL           11        2   0
2
           Maplewood        MO           11        2   0
2
           O'Fallon         MO           11        1   0
1
           St. Ann          MO           11        1   0
1
           St. Charles      MO           11        1   0
1
           St. Louis        MO   11       1        1   0
11
           University City  MO           11        1   0
1
       2726Total                          3        0   0
30
           2728Colorado SpriCO          117        0   3
3
           Pueblo           CO          241        0   2
2
       2728Total                                   0   5
5
           2729Audubon      NJ            4        0   1
1
           Bensalem         PA            4        0   1
1
           Burlington       NJ            4        0   1
1
           Claymont         DE           69        0   1
1
           Clementon        NJ            4        0   1
1
           Dover            DE          359        0   2
2
           Easton           PA           58        0   1
1
           Ewing            NJ          121        0   1
1
           Folcroft         PA            4        0   1
1
           Glassboro        NJ            4        0   1
1
           New Castle       DE           69        0   1
1
           Newark           DE           69        0   1
1
           Norristown       PA            4        0   1
1
           Pennsauken       NJ            4        0   1
1
           Philadelphia     PA            4        0   5
5
           Pleasantville    NJ          134        0   1
1
           Pottstown        PA            4        0   1
1
           Reading          PA          118        0   1
1
           Rio Grande       NJ          134        0   1
1
           Salem            NJ           69        0   1
1
           Thorndale        PA            4        0   1
1
           Upper Darby      PA            4        0   1
1
           Vineland         NJ          228        0   1
1
           Whitehall        PA           58        0   1
1
           Wilmington       DE           69        0   2
2
           Woodlyn          PA            4        0   1
1
       2729Total                                   0  32
32
           2730Anderson     SC          227        0   1
1
           Asheville        NC          183        0   2
2
           Elberton         GA          374        0   1
1
           Greenville       SC           67        0   2
2
           Greenwood        SC          626        0   1
1
           Hendersonville   NC          568        0   1
1
           Spartanburg      SC           67        0   2
2
       2730Total                                   0  10
10
           2731Cincinnati   OH           23        9   0
9
           Covington        KY           23        2   0
2
           Florence         KY           23        1   0
1
           Hamilton         OH          145        1   0
1
           Middletown       OH          145        1   0
1
           Newport          KY           23        1   0
1
       2731Total                          1        5   0
15
           2733Auburn       WA           20        0   1
1
           Bellingham       WA          270        0   1
1
           Bremerton        WA          212        0   1
1
           Centralia        WA          698        0   1
1
           Everett          WA           20        0   2
2
           Kent             WA           20        0   1
1
           Lynnwood         WA           20        0   1
1
           Olympia          WA          242        0   1
1
           Renton           WA           20        0   1
1
           Seattle          WA           20        0   4
4
           Tacoma           WA           82        0   3
3
           Wenatchee        WA          694        0   1
1
       2733Total                                   0  18
18
           2737Chalmette    LA           29        1   0
1
           Gretna           LA           29        1   0
1
           Hammond          LA          460        1   0
1
           Houma            LA          184        1   0
1
           Laplace          LA          461        1   0
1
           Marrero          LA           29        1   0
1
           Metairie         LA           29        1   0
1
           New Orleans      LA           29        4   0
4
       2737Total                          1        1   0
11
           2740Aurora       CO           19        0   5
5
           Commerce City    CO           19        0   1
1
           Denver           CO           19        0   6
6
           Edgewater        CO           19        0   1
1
           Englewood        CO           19        0   1
1
           Federal Heights  CO           19        0   2
2
           Greeley          CO          243        0   1
1
           Lakewood         CO           19        0   1
1
           Wheatridge       CO           19        0   1
1
       2740Total                                   0  19
19
           2741Beverly      MA            6        0   1
1
           Boston           MA            6        0   1
1
           Brockton         MA            6        0   1
1
           Chelsea          MA            6        0   1
1
           Concord          NH          549        0   1
1
           Dorchester       MA            6        0   1
1
           East Boston      MA            6        0   1
1
           Fitchburg        MA           55        0   1
1
           Framingham       MA            6        0   1
1
           Franklin         NH          549        0   1
1
           Haverhill        MA            6        0   1
1
           Hyannis          MA          471        0   1
1
           Hyde Park        MA            6        0   1
1
           Jamaica Plain    MA            6        0   1
1
           Keene            NH          548        0   1
1
           Laconia          NH          549        0   1
1
           Lawrence         MA            6        0   2
2
           Leominster       MA           55        0   1
1
           Lowell           MA            6        0   2
2
           Lynn             MA            6        0   1
1
           Manchester       NH          133        0   1
1
           Nashua           NH          133        0   1
1
           Portsmouth       NH          156        0   1
1
           Quincy           MA            6        0   1
1
           Revere           MA            6        0   1
1
           Rochester        NH          156        0   1
1
           Roslindale       MA            6        0   1
1
           Somersworth      NH          156        0   1
1
           Somerville       MA            6        0   1
1
           South Boston     MA            6        0   1
1
           Waltham          MA            6        0   1
1
           Webster          MA           55        0   1
1
           Worcester        MA           55        0   2
2
       2741Total                                   0  36
36
           2742Clinton TownsMI            5        0   1
1
           Detroit          MI            5        0  16
16
           Ferndale         MI            5        0   1
1
           Hamtramck        MI            5        0   1
1
           Inkster          MI            5        0   1
1
           Lincoln Park     MI            5        0   1
1
           Madison Heights  MI            5        0   1
1
           Madison Township MI          480        0   1
1
           Monroe           MI           48        0   1
1
           Pontiac          MI            5        0   2
2
           Redford          MI            5        0   1
1
           Roseville        MI            5        0   1
1
           Taylor           MI            5        0   1
1
           Warren           MI            5        0   1
1
           Wayne            MI            5        0   1
1
           Ypsilanti        MI            5        0   1
1
       2742Total                                   0  32
32
           2747Boardman     OH           66        1   0
1
           Calcutta         OH           66        1   0
1
           Hermitage        PA          238        1   0
1
           Niles            OH           66        1   0
1
           Warren           OH           66        1   0
1
           Youngstown       OH           66        1   0
1
       2747Total                                   6   0
6
           2748Bridgeport   OH          178        1   0
1
           Steubenville     OH          199        1   0
1
       2748Total                                   2   0
2
           2749Utica        NY          115        1   0
1
       2749Total                                   1   0
1
           2750Aberdeen     MD           14        0   1
1
           Annapolis        MD           14        0   1
1
           Baltimore        MD           14        0  18
18
           Cambridge        MD          468        0   1
1
           Catonsville      MD           14        0   1
1
           Chestertown      MD          468        0   1
1
           Denton           MD          468        0   1
1
           Easton           MD          468        0   1
1
           Elkton           MD           69        0   1
1
           Essex            MD           14        0   2
2
           Glen Burnie      MD           14        0   1
1
           Laurel           MD            8        0   1
1
           Northeast        MD           69        0   1
1
       2750Total                                   0  31
31
           2751Baton Rouge  LA           80        2   0
2
       2751Total                                   2   0
2
           2752Bessemer     AL           41        1   0
1
           Birmingham       AL           41        4   0
4
           Fairfield        AL           41        1   0
1
           Gadsden          AL          272        1   0
1
       2752Total                                   7   0
7
           2753Champaign    IL          196        0   1
1
           Danville         IL          400        0   1
1
           Decatur          IL          230        0   1
1
           Jacksonville     IL          397        0   1
1
           Springfield      IL          176        0   1
1
       2753Total                                   0   5
5
           2754Columbus     OH           31        6   0
6
           Heath            OH          590        1   0
1
           Lancaster        OH           31        1   0
1
           Marion           OH          589        1   0
1
           Zanesville       OH          957        1   0
1
       2754Total                          1        0   0
10
           2756Arlington    TX            9        2   0
2
           Athens           TX          913        1   0
1
           Dallas           TX   9        1        5   0
15
           Denton           TX            9        1   0
1
           Ft. Worth        TX            9        7   0
7
           Garland          TX            9        2   0
2
           Grand Prairie    TX            9        2   0
2
           Haltom City      TX            9        1   0
1
           Halton City      TX            9        1   0
1
           Irving           TX            9        2   0
2
           Mesquite         TX            9        1   0
1
           Richardson       TX            9        1   0
1
           Sherman          TX          292        1   0
1
       2756Total                          3        7   0
37
           2757Bloomfield   NJ            1        1   0
1
           Bridgeport       CT           42        1   0
1
           Bronx            NY            1        4   0
4
           Danbury          CT           42        1   0
1
           East Orange      NJ            1        1   0
1
           Elizabeth        NJ            1        1   0
1
           Irvington        NJ            1        1   0
1
           Jersey City      NJ            1        1   0
1
           Mount Vernon     NY            1        1   0
1
           Neptune City     NJ           70        1   0
1
           New Brunswick    NJ           62        1   0
1
           New Rochelle     NY            1        1   0
1
           Newark           NJ            1        1   0
1
           Passaic          NJ            1        1   0
1
           Paterson         NJ            1        1   0
1
           Peekskill        NY            1        1   0
1
           Perth Amboy      NJ           62        1   0
1
           Plainfield       NJ           62        1   0
1
           Spring Valley    NY            1        1   0
1
           Stamford         CT           42        1   0
1
           Staten Island    NY            1        1   0
1
           Union City       NJ            1        1   0
1
           Yonkers          NY            1        1   0
1
       2757Total                          2        6   0
26
           2759Georgetown   DE          359        0   1
1
           Milford          DE          359        0   2
2
           Millsboro        DE          359        0   1
1
           Ocean City       MD          468        0   1
1
           Onley            VA          692        0   1
1
           Pocomoke City    MD          468        0   1
1
           Salisbury        MD          468        0   3
3
           Seaford          DE          359        0   1
1
       2759Total                                   0  11
11
           2762Alexandria   VA            8        0   2
2
           Arlington        VA            8        0   1
1
           Capitol Heights  MD            8        0   1
1
           Chambersburg     PA          909        0   1
1
           Coral Hills      MD            8        0   1
1
           Forestville      MD            8        0   1
1
           Forrestville     MD            8        0   1
1
           Frederick        MD          469        0   1
1
           Fredericksburg   VA          691        0   1
1
           Gaithersburg     MD            8        0   1
1
           Hagerstown       MD          257        0   1
1
           Hyattsville      MD            8        0   1
1
           Landover         MD            8        0   2
2
           Langley Park     MD            8        0   1
1
           Lavale           MD          269        0   1
1
           Lexington Park   MD          468        0   1
1
           Manassas         VA            8        0   1
1
           Martinsburg      WV          704        0   1
1
           Ne Washington    DC            8        0   1
1
           Oxon Hill        MD            8        0   1
1
           Washington       DC            8        0   3
3
           Winchester       VA          960        0   1
1
           Woodbridge       VA            8        0   1
1
       2762Total                                   0  27
27
           2767Ansonia      CT           49        0   1
1
           Bloomfield       CT           32        0   1
1
           East Hartford    CT           32        0   1
1
           Hamden           CT           49        0   1
1
           Hartford         CT           32        0   2
2
           Meriden          CT           49        0   1
1
           New Britain      CT           32        0   1
1
           New Haven        CT           49        0   1
1
           New London       CT          154        0   1
1
           Norwich          CT          154        0   1
1
           Orange           CT           49        0   1
1
           Torrington       CT          357        0   1
1
           Waterbury        CT           49        0   1
1
       2767Total                                   0  14
14
           2768Barre        VT          679        1   0
1
           Burlington       VT          248        1   0
1
           Claremont        NH          548        1   0
1
           Littleton        NH          548        1   0
1
           North Walpole    NH          547        1   0
1
           Plattsburgh      NY          560        1   0
1
           Rutland          VT          905        1   0
1
           St. Albans       VT          679        1   0
1
           West Lebanon     NH          548        1   0
1
       2768Total                                   9   0
9
           2769Elmira       NY          284        1   0
1
           Horseheads       NY          284        1   0
1
       2769Total                                   2   0
2
           2770Kennewick    WA          214        1   0
1
           Sunnyside        WA          191        1   0
1
           Walla Walla      WA          700        1   0
1
           Yakima           WA          191        2   0
2
       2770Total                                   5   0
5
           2771Spokane      WA          109        2   0
2
       2771Total                                   2   0
2
           2772Albany       OR          609        1   0
1
           Beaverton        OR           30        1   0
1
           Longview         WA          698        1   0
1
           Portland         OR           30        3   0
3
           Salem            OR          148        1   0
1
           Vancouver        WA           30        1   0
1
       2772Total                                   8   0
8
           2775Montgomery   AL          139        2   0
2
           Selma            AL          310        1   0
1
       2775Total                                   3   0
3
           2776Longview     TX          206        0   1
1
           Nacogdoches      TX          662        0   1
1
           Tyler            TX          237        0   1
1
       2776Total                                   0   3
3
           2778Murray       UT           39        0   1
1
           Ogden            UT           39        0   2
2
           Orem             UT          159        0   1
1
           Provo            UT          159        0   1
1
           Salt Lake City   UT           39        0   4
4
           South Ogden      UT           39        0   1
1
           Taylorsville     UT           39        0   1
1
           West Valley      UT           39        0   2
2
       2778Total                                   0  13
13
           2788Aliquippa    PA           13        0   1
1
           Beaver Falls     PA           13        0   1
1
           Belle Vernon     PA          620        0   1
1
           Fairmont         WV          703        0   1
1
           Greensburg       PA           13        0   1
1
           Mckees Rocks     PA           13        0   1
1
           Mckeesport       PA           13        0   1
1
           Morgantown       WV          703        0   1
1
           New Castle       PA          924        0   1
1
           New Kensington   PA           13        0   1
1
           Pittsburgh       PA           13        0   4
4
           Washington       PA           13        0   1
1
           Wilkinsburg      PA           13        0   1
1
       2788Total                                   0  16
16
           2789Fond Du Lac  WI          944        1   0
1
           Green Bay        WI          186        2   0
2
           Manitowoc        WI          277        1   0
1
           Menasha          WI          125        1   0
1
           Oshkosh          WI          125        1   0
1
       2789Total                                   6   0
6
           2791Bullhead CityAZ          318        0   1
1
           Casa Grande      AZ          322        0   1
1
           Chandler         AZ           26        0   2
2
           Glendale         AZ           26        0   1
1
           Mesa             AZ           26        0   3
3
           Phoenix          AZ           26        0  11
11
           Scottsdale       AZ           26        0   1
1
           Tempe            AZ           26        0   1
1
       2791Total                                   0  21
21
           2792Albuquerque  NM           86        0   3
3
           Espanola         NM          553        0   1
1
           Farmington       NM          553        0   1
1
           Los Lunas        NM          553        0   1
1
           Roswell          NM          917        0   1
1
           Santa Fe         NM          556        0   1
1
       2792Total                                   0   8
8
           2793Sierra Vista AZ          323        1   0
1
           Tucson           AZ           77        3   0
3
       2793Total                                   4   0
4
           2798Duluth       MN          141        0   1
1
       2798Total                                   0   1
1
           2799Columbia HeigMN           15        0   1
1
           Maplewood        MN           15        0   1
1
           Minneapolis      MN           15        0   3
3
           St. Paul         MN           15        0   2
2
       2799Total                                   0   7
7
           2801Citrus HeightCA           35        1   0
1
           Fairfield        CA          111        1   0
1
           Modesto          CA          142        2   0
2
           North Highlands  CA           35        1   0
1
           Sacramento       CA           35        5   0
5
           Stockton         CA          107        2   0
2
           West Sacramento  CA           35        1   0
1
           Yuba City        CA          274        1   0
1
       2801Total                          1        4   0
14
           2804Tuscaloosa   AL          222        1   0
1
       2804Total                                   1   0
1
           2805Cheyenne     WY          721        0   1
1
       2805Total                                   0   1
1
           2806Anniston     AL          249        1   0
1
       2806Total                                   1   0
1
           2808Columbia     PA          105        0   1
1
           Hanover          PA           99        0   1
1
           Harrisburg       PA           84        0   1
1
           Lancaster        PA          105        0   1
1
           Lebanon          PA          623        0   1
1
           York             PA           99        0   1
1
       2808Total                                   0   6
6
           2812Ardmore      OK          604        1   0
1
       2812Total                                   1   0
1
           2813Columbia     SC           95        1   0
1
           Sumter           SC          630        1   0
1
           West Columbia    SC           95        1   0
1
       2813Total                                   3   0
3
           2817Hilo         HI          387        0   2
2
           Honolulu         HI           50        0   2
2
           Kahului          HI          386        0   1
1
           Kailua-Kona      HI          387        0   1
1
           Kamuela          HI          387        0   1
1
           Kaneohe          HI           50        0   1
1
           Lihue            HI          385        0   1
1
           Wahiawa          HI           50        0   1
1
           Waianae          HI           50        0   1
1
           Waipahu          HI           50        0   1
1
       2817Total                                   0  12
12
           2818Beloit       WI          216        1   0
1
           Janesville       WI          216        1   0
1
       2818Total                                   2   0
2
           2819Cedar Rapids IA          195        1   0
1
           Dubuque          IA          286        1   0
1
           Waterloo         IA          201        1   0
1
       2819Total                                   3   0
3
           2820Clinton      IA          964        0   1
1
           Davenport        IA           98        0   1
1
           East Moline      IL           98        0   1
1
           Muscatine        IA          415        0   1
1
           Rock Falls       IL          394        0   1
1
           Rock Island      IL           98        0   1
1
       2820Total                                   0   6
6
           2826Bakersfield  CA           97        1   0
1
       2826Total                                   1   0
1
           2827Indio        CA            2        1   0
1
       2827Total                                   1   0
1
           2829Florence     SC          264        1   0
1
       2829Total                                   1   0
1
           2833Commerce     CA            2        1   0
1
           Compton          CA            2        1   0
1
           El Monte         CA            2        1   0
1
           Highland Park    CA            2        1   0
1
           Inglewood        CA            2        2   0
2
           Long Beach       CA            2        1   0
1
           Los Angeles      CA            2        2   0
2
           Oxnard           CA           73        1   0
1
           Pacoima          CA            2        1   0
1
           Panorama City    CA            2        1   0
1
           Paramount        CA            2        1   0
1
           Pasadena         CA            2        1   0
1
           Reseda           CA            2        1   0
1
           Wilmington       CA            2        1   0
1
       2833Total                          1        6   0
16
           2834Aurora       IL            3        0   2
2
           Bedford Park     IL            3        0   1
1
           Berwyn           IL            3        0   1
1
           Bolingbrook      IL            3        0   1
1
           Bradley          IL          273        0   1
1
           Bridgeview       IL            3        0   1
1
           Chicago          IL            3        0  24
24
           Chicago Heights  IL            3        0   1
1
           Cicero           IL            3        0   1
1
           Dolton           IL            3        0   2
2
           East Dundee      IL            3        0   1
1
           Elgin            IL            3        0   1
1
           Gary             IN           54        0   3
3
           Hammond          IN           54        0   1
1
           Hanover Park     IL            3        0   1
1
           Highland         IN           54        0   1
1
           Joliet           IL            3        0   2
2
           Kankakee         IL          273        0   1
1
           Kenosha          WI          244        0   1
1
           Markham          IL            3        0   1
1
           Melrose Park     IL            3        0   2
2
           Merrillville     IN           54        0   1
1
           Michigan City    IN          959        0   1
1
           Niles            IL            3        0   1
1
           Norridge         IL            3        0   1
1
           Round Lake Beach IL            3        0   1
1
           S. Chicago Heigh IL            3        0   1
1
           Schaumburg       IL            3        0   1
1
           Villa Park       IL            3        0   1
1
           Waukegan         IL            3        0   2
2
           Wheeling         IL            3        0   1
1
       2834Total                                   0  61
61
           2835Aiken        SC          108        1   0
1
           Augusta          GA          108        3   0
3
                            SC          108        1   0
1
           Thomson          GA          108        1   0
1
           Washington       GA           17        1   0
1
       2835Total                                   7   0
7
           2836Columbus     GA          153        1   0
1
           Phenix City      AL          153        1   0
1
       2836Total                                   2   0
2
           2837Savannah     GA          155        0   1
1
       2837Total                                   0   1
1
           2838Acworth      GA           17        1   0
1
           Athens           GA          234        2   0
2
           Atlanta          GA           17        6   0
6
           Calhoun          GA          371        1   0
1
           Cartersville     GA          373        1   0
1
           College Park     GA           17        2   0
2
           Commerce         GA          234        1   0
1
           Decatur          GA           17        2   0
2
           Doraville        GA           17        2   0
2
           Douglasville     GA           17        1   0
1
           Forest Park      GA           17        2   0
2
           Griffin          GA          376        1   0
1
           Jonesboro        GA           17        1   0
1
           Lawrenceville    GA           17        1   0
1
           Monroe           GA           17        1   0
1
           Rome             GA          373        1   0
1
           Smyrna           GA           17        2   0
2
           Stone Mountain   GA           17        2   0
2
           Summerville      GA          373        1   0
1
           Winder           GA          372        1   0
1
       2838Total                          3        2   0
32
           2839Macon        GA          138        1   0
1
       2839Total                                   1   0
1
           2847Albany       GA          261        1   0
1
       2847Total                                   1   0
1
           2848Eau Claire   WI          232        1   0
1
       2848Total                                   1   0
1
           2851North CharlesSC           90        1   0
1
       2851Total                                   1   0
1
           2852Amityville   NY            1        1   0
1
           Astoria          NY            1        1   0
1
           Bayshore         NY            1        1   0
1
           Brooklyn         NY            1        1   0
1
           Cambria Heights  NY            1        1   0
1
           Central Islip    NY            1        1   0
1
           East Patchogue   NY            1        1   0
1
           Freeport         NY            1        1   0
1
           Hempstead        NY            1        1   0
1
           Hollis           NY            1        1   0
1
           Inwood           NY          628        1   0
1
           Jackson Heights  NY            1        2   0
2
           Richmond Hill    NY            1        1   0
1
           Ridgewood        NY            1        1   0
1
       2852Total                          1        5   0
15
           2853Johnston     PA          143        0   1
1
       2853Total                                   0   1
1
           2854El Centro    CA          342        0   1
1
           Yuma             AZ          321        0   1
1
       2854Total                                   0   2
2
           2869Dothan       AL          246        0   1
1
       2869Total                                   0   1
1
           2874CharlottesvilVA          256        0   1
1
       2874Total                                   0   1
1
           2876Medford      OR          229        0   1
1
       2876Total                                   0   1
1
           2877Chico        CA          215        0   1
1
           Redding          CA          254        0   1
1
       2877Total                                   0   2
2
Gran       d Total                       38        7 455
842



	Exhibit B


JRC 830 configured for debit cellular with Omni Telecommunications software



	Exhibit C

1. Revenue Sharing. STC and Thorn agree to share revenue from Debit Code sales to End Users on the following basis:

For the sale of Debit Codes at all stores owned and operated by Thorn in the
Territory, End Users shall be initially charged a retail rate ("Retail Rate") of $0.75 per airtime unit (which includes applicable Taxes). STC shall receive $0.48 for each airtime unit redeemed plus applicable Taxes (at the per unit rate set forth in the last column in Exhibit D) for the applicable store location. Thorn shall retain as its commission, for marketing and billing services, the Retail Rate less (i) STC's share of the revenues ($0.48 per airtime unit) and (ii) Taxes for each airtime unit redeemed by STC.

Example: If an End User purchases a Debit Code in Philadelphia, PA for 120 airtime units at a Retail Rate of $0.75 per unit, then Thorn will collect $90 from the End User (which will include applicable Taxes at the per unit rate set forth in the last column of Exhibit D). Thorn will remit to STC $57.60
(120 units x $0.48 per unit) for STC's share of the revenues for such sale, plus Taxes in the amount of $11.74 (120 units x $0.0978 per unit). Thorn shall retain as its commission $20.66 [$90 - ($57.60 + $11.74)]
for such sale.


2. Additional Commission: STC and Thorn further agree that the revenues that
Thorn is required to remit to STC for STC's share of Debit Codes sales pursuant to Paragraph 1 of this Exhibit C shall decline or increase as the monthly volume of units sold increases or decreases for a given month, in accordance with the following schedule:

		Airtime Units Sold		Revenue due STC
		(for a given month)		 (per airtime unit)


   	 0 - 208,333				$0.48

          208,334 - 520,833	 		0.46

          520,834 - 1,041,666			0.45

          1,041,667 and greater		0.43

Example. In a particular month, STC redeems Debit Codes for a total of 500,000 airtime units. The airtime unit revenues Thorn is required to remit to STC is $230,000( 500,000 units x $0.46)for the sale of such Debit Codes, plus all applicable Taxes. If in the following month STC redeems Debit Codes for a total of 95,000 airtime units then Thorn would remit $45,600 (95,000 units x $0.48) for the sale of such Debit Codes, plus all applicable Taxes.

Exhibit D

TaxIDCGS	A	City	TelcTelcTelcTelcoTotalStatLocaMCDTTotaGTotal
	Tax
1249Anniston	AL	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663

"3310Bibb,Selma,AL"	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663


4041Birmingham	AL	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663

"6313Butler,TroyAL"	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663


7940Chambers	coAL	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663

"8311Cleburne,TaAL"	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663


"9906Coosa,TallaAL"	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663


11307Decatur/FraAL	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663


13246Dothan	AL	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663

14226Florence	AL	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663

15272Gadsden	AL	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663

17120Huntsville	AL	3.0%6.700.000.00%9.7000.000.000.000.009
	0.0663
"19308Jackson,Ft.AL"	3.0%6.700.000.00%9.7000.000.000.000.009
	0.0663

20083Mobile	AL	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663

21139Montgomery	AL	3.0%6.700.000.00%9.7000.000.000.000.009
	0.0663
22222Tuscaloosa	AL	3.0%6.700.000.00%9.7000.000.000.000.009
	0.0663
24314Tuskegee	AL	3.0%6.700.000.00%9.7000.000.000.000.009	0.0663

25329CleburnePraAR	3.0%0.000.000.00%3.0006.500.000.006.509	0.0651


26182FayettevillAR	3.0%0.000.000.00%3.0006.500.000.006.509	0.0651


27328ForrestCityAR	3.0%0.000.000.00%3.0007.500.000.007.501	0.0713


28165Fort	Smith	AR	3.0%0.000.000.00%3.0006.500.000.006.509
	0.0651
"29333Garland,HotAR"	3.0%0.000.000.00%3.0006.500.000.006.509
	0.0651

30327Jonesboro	AR	3.0%0.000.000.00%3.0006.500.000.006.509	0.0651

31092Little	RockAR	3.0%0.000.000.00%3.0007.000.000.007.001
	0.0682
32324MadisonEureAR	3.0%0.000.000.00%3.0007.500.000.007.501	0.0713


33330MorriltonRuAR	3.0%0.000.000.00%3.0007.000.000.007.001	0.0682


34331Ozark	AR	3.0%0.000.000.00%3.0007.000.000.007.001	0.0682

"731323Benson,SierAZ"	3.0%2.350.000.00%5.3507.000.000.007.001
	0.0824

"35319Coconio,FlaAZ"	3.0%2.350.000.00%5.3505.500.000.005.501
	0.0734

"36322Gila,CasaGrAZ"	3.0%2.350.000.00%5.3508.000.000.008.001
	0.0883

37320Navajo/WinsAZ	3.0%2.350.000.00%5.3505.000.000.005.001	0.0703

38026Phoenix	AZ	3.0%2.350.000.00%5.3505.752.700.008.451	0.0909
39077Tucson	AZ	3.0%2.350.000.00%5.3505.752.000.007.751	0.0869
40321Yuma	AZ	3.0%2.350.000.00%5.3505.000.000.005.001	0.0703
41097BakersfieldCA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269

43215Chico	CA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269
"44336DelNorte,EuCA"	3.0%0.720.000.00%3.7200.000.000.000.003
	0.0269
45074Fresno	CA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269
46345GrassValleyCA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269

"47347Kings,LemooCA"	3.0%0.720.000.00%3.7200.000.000.000.003
	0.0269
48002Los	AngelesCA	3.0%0.7210.00.00%13.720.000.000.000.001	0.0905
49344Mendocino	CA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269
"51339Merced,MadeCA"	3.0%0.720.000.00%3.7200.000.000.000.003
	0.0269
52142Modesto	CA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269
"53337Modoc,SusanCA"	3.0%0.720.000.00%3.7200.000.000.000.003
	0.0269
"55341Mono,BishopCA"	3.0%0.720.000.00%3.7200.000.000.000.003
	0.0269
57144Orange	CounCA	3.0%0.721.500.00%5.2200.000.000.000.005
	0.0372
58073Oxnard/VentCA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269


59254Redding	CA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269

60035Sacramento	CA	3.0%0.720.000.00%3.7200.000.000.000.003
	0.0269
61126Salinas-MonCA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269


62018San	Diego	CA	3.0%0.720.000.00%3.7200.000.000.000.003
	0.0269
63007San	FrancisCA	3.0%0.725.500.00%9.2200.000.000.000.009	0.0633

64027San	Jose	CA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269
65340SanBenitoSaCA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269


66124Santa	BarbaCA	3.0%0.720.000.00%3.7200.000.000.000.003
	0.0269
67175Santa	Cruz	CA	3.0%0.720.000.00%3.7200.000.000.000.003
	0.0269
68123Santa	Rosa-CA	3.0%0.720.000.00%3.7200.000.000.000.003
	0.0269
69107Stockton	CA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269

70343Tehama	CA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269

71111Vallejo/NapCA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269


72150Visalia	CA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269

73274Yuba	City	CA	3.0%0.720.000.00%3.7200.000.000.000.003	0.0269
74354Alamosa	CO	3.0%0.000.000.00%3.0003.004.300.007.301	0.07
75117Colorado	SpCO	3.0%0.000.000.00%3.0003.004.300.007.301	0.07
76019Denver	CO	3.0%0.000.000.00%3.0003.004.300.007.301	0.07
77210Fort	CollinCO	3.0%0.000.000.00%3.0003.004.300.007.301	0.07
78243Greeley	CO	3.0%0.000.000.00%3.0003.004.300.007.301	0.07
"79355LaMar,LaJunCO"	3.0%0.000.000.00%3.0003.004.300.007.301
	0.07
80352Limon	CO	3.0%0.000.000.00%3.0003.004.300.007.301	0.07
81241Pueblo	CO	3.0%0.000.000.00%3.0003.004.300.007.301	0.07
82356Trinidad	CO	3.0%0.000.000.00%3.0003.004.300.007.301	0.07
83350VailAspenDiCO	3.0%0.000.000.00%3.0003.004.300.007.301	0.07

84042Bridgeport	CT	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
85032Hartford	CT	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

86357Litchfield	CT	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
87049New	Haven	CT	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
88154New	London-CT	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

89358Windham	CT	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

90008Washington	DC	3.0%0.000.000.00%3.0005.750.000.005.758
	0.0603
91069Wilmington	DE	3.0%0.000.000.00%3.0004.250.000.004.257
	0.0507
92211Bradenton	FL	3.0%2.500.000.00%5.5007.000.000.007.001	0.0833

"93931Citrus,HernFL"	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

94360Collier	couFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833
"95365Dixie,GilchFL"	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

97364Flagler	couFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833
98164Fort	Myers	FL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833
100208Fort	PierceFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833
101265Fort	WaltonFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833
102192GainesvilleFL	3.0%2.500.000.00%5.5007.000.000.007.001	0.0833


104932Glades	counFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

"106362Hardee,DeSoFL"	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

"107901Hendry,ClewFL"	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

"108367Jefferson,MFL"	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

110370Keys	FL	3.0%2.500.000.00%5.5007.000.000.007.001	0.0833

111952Lafayette	cFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833
113363Lake	countyFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833
114366LakeCityLivFL	3.0%2.500.000.00%5.5007.000.000.007.001	0.0833


115114Lakeland	FL	3.0%2.500.000.00%5.5007.000.000.007.001	0.0833

"116369Marianna,ChFL"	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

118012Miami/Ft.	LFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833
119937Monroe	FL	3.0%2.500.000.00%5.5007.000.000.007.001	0.0833

120245Ocala	FL	3.0%2.500.000.00%5.5007.000.000.007.001	0.0833

"121060Orlando,AltFL"	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

122283Panama	CityFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

123127Pensacola	FL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833
124368Port	Saint	FL
	3.0%2.500.000.00%5.5007.000.000.007.001	0.0833
126951Putnam	counFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

128167Sarasota	FL	3.0%2.500.000.00%5.5007.000.000.007.001	0.0833

129949Sumter	counFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

130168TallahasseeFL	3.0%2.500.000.00%5.5007.000.000.007.001	0.0833


132022Tampa	FL	3.0%2.500.000.00%5.5007.000.000.007.001	0.0833

133361VeroBeach	FL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833
134976Walton	CounFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833

136072West	Palm	BFL	3.0%2.500.000.00%5.5007.000.000.007.001
	0.0833
137261Albany	GA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

138380Ashburn	GA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

139234Athens	GA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

141017Atlanta	GA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

143108Augusta/AikGA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619


"144382Brunswick,SGA"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619

145373ChattoogaRoGA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619


146153Columbus	GA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

147379CrispClayTeGA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619


"148372Dawson,GainGA"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619

"149383Early,BainbGA"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619

"150374Jasper,EatoGA"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
152138Macon-WarneGA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

153933Preston	GA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619
154155Savannah	GA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619
"155376Spalding,GrGA"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
156942TaylorTalboGA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

157381Toombs/WaycGA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

"159378Warren,StatGA"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
160371Whitfield/DGA	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

"161979Wilkes,LincGA"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
"162384Worth,Tift,GA"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
164050Honolulu	HI	3.0%5.880.000.00%8.8854.500.000.004.501	0.0885
165387Kailua	KonaHI	3.0%5.880.000.00%8.8854.500.000.004.501
	0.0885
167386Kalawao/MauHI	3.0%5.880.000.00%8.8854.500.000.004.501	0.0885

168385Kauai	HI	3.0%5.880.000.00%8.8854.500.000.004.501	0.0885
"169421Ames,Boone,IA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218
"171418Atlantic,CaIA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

173195Cedar	RapidIA	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

175424CharlesCityIA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

177964ClintonJackIA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

178098Davenport	IA	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

179102Des	Moines	IA	3.0%0.000.000.00%3.000N/A
	0.000.000.003
	0.0218
181286Dubuque	IA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

"183417Grinnell,NeIA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"184422Hardin,MarsIA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"185420Ida,Sac,CalIA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

186423IndependnceIA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

187296Iowa	City	IA	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218
189416Jones	countIA	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"191425Kossuth,MasIA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

192427Lyon/LeMarsIA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

"193412Mills,Red"	OIA	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

194419Monona/OnawIA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

"195414Monroe,OttuIA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

197415Muscatine/BIA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

198253Sioux	City	IA	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218
"199413Union,OsceoIA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

201201Waterloo	IA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

203190Boise	City	ID	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218
204393Clark/PocatID	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218


205388Coeurd'AlenID	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218


"206391Elmore,NampID"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

207390Lemhi	ID	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218

"209389Payette,EmmID"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

"211392SunValley,CID"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

213935TwinFallsBuID	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218


"214397Adams,QuincIL"	3.0%5.000.000.00%8.0000.000.000.000.008
	0.0556

215303Aurora-ElgiIL	3.0%5.000.000.00%8.0000.000.000.000.008	0.0556


"217395Bureau,LaSaIL"	3.0%5.000.000.00%8.0000.000.000.000.008
	0.0556
218003Chicago	IL	3.0%5.005.000.00%13.000.000.000.000.001	0.0863
220394FreeportDekIL	3.0%5.000.000.00%8.0000.000.000.000.008	0.0556

221304Joliet	IL	3.0%5.000.000.00%8.0000.000.000.000.008	0.0556
223273Kankakee	IL	3.0%5.000.000.00%8.0000.000.000.000.008	0.0556
225943Logan	countIL	3.0%5.000.000.00%8.0000.000.000.000.008
	0.0556
"226396Macomb,GaleIL"	3.0%5.000.000.00%8.0000.000.000.000.008
	0.0556
228103Peoria	IL	3.0%5.000.000.00%8.0000.000.000.000.008	0.0556
230217Anderson	IN	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556
231282BloomingtonIN	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556

232223Elkhart-GosIN	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556

233119Evansville	IN	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556
234054Gary	IN	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556
236028IndianapoliIN	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556

238271Kokomo	IN	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556
"239404Kosciusko,WIN"	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556
240247Lafayette-WIN	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556


241959LaPorte/MicIN	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556


"242406Miami,LoganIN"	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556

243236Muncie	IN	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556

244409OwenJasperVIN	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556


"245408Randolph,RiIN"	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556

247403Rensselaer	IN	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556
248129South	Bend	IN	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556
"249407Warren,CrawIN"	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556

"737432Brown,LeaveKS"	3.0%0.000.000.00%3.0005.900.000.005.908
	0.0613

"250428Cheyenne,GoKS"	3.0%0.000.000.00%3.0006.900.000.006.909
	0.0676

"251440Edwards,PraKS"	3.0%0.000.000.00%3.0005.900.000.005.908
	0.0613

252442Elk	KS	3.0%0.000.000.00%3.0005.900.000.005.908	0.0613
"254437Franklin,IoKS"	3.0%0.000.000.00%3.0006.400.000.006.409
	0.0644

"256438Hamilton,GaKS"	3.0%0.000.000.00%3.0005.400.000.005.408
	0.0581

"257439Hodgeman,DoKS"	3.0%0.000.000.00%3.0006.400.000.006.409
	0.0644

"258430Jewell,ConcKS"	3.0%0.000.000.00%3.0005.900.000.005.908
	0.0613
260301Lawrence	KS	3.0%0.000.000.00%3.0006.900.000.006.909	0.0676
261431MarshallJunKS	3.0%0.000.000.00%3.0007.150.000.007.151	0.0691

"263436Morris,EmpoKS"	3.0%0.000.000.00%3.0005.900.000.005.908
	0.0613
"265429Norton,StocKS"	3.0%0.000.000.00%3.0005.400.000.005.408
	0.0581
"266441Reno,HutchiKS"	3.0%0.000.000.00%3.0005.900.000.005.908
	0.0613
"268435Salina,EalsKS"	3.0%0.000.000.00%3.0005.900.000.005.908
	0.0613
270179Topeka	KS	3.0%0.000.000.00%3.0006.150.000.006.159	0.0629
"271434Trego,Hays"	KS	3.0%2.350.000.00%5.3505.900.000.005.901
	0.0758
"272433Wallace,OakKS"	3.0%0.000.000.00%3.0005.900.000.005.908
	0.0613
273089Wichita	KS	3.0%0.000.000.00%3.0006.900.000.006.909	0.0676
"274453Clay,MiddleKY"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
"275451Elliott,PikKY"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
276449Frankfort	KY	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
"277443Fulton,PaduKY"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
278116Lexington-FKY	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

279037Louisville	KY	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
"281445Meade,BowliKY"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
282293Owensboro	KY	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
"283452Powell,HazaKY"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
"284444Union,MadisKY"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
285956WilliamstowKY	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

287080Baton	RougeLA	3.0%0.000.000.00%3.0003.000.000.003.006
	0.0425
289461Destrehan/LLA	3.0%0.000.000.00%3.0003.000.000.003.006	0.0425

290458EvangelineALA	3.0%0.000.000.00%3.0003.000.000.003.006	0.0425

291184Houma-ThiboLA	3.0%0.000.000.00%3.0003.000.000.003.006	0.0425

292459IbervilleMoLA	3.0%0.000.000.00%3.0003.000.000.003.006	0.0425

293460Kentwood/HaLA	3.0%0.000.000.00%3.0003.000.000.003.006	0.0425

294174Lafayette	LA	3.0%0.000.000.00%3.0003.000.000.003.006
	0.0425
295029New	OrleansLA	3.0%0.000.000.00%3.0003.000.000.003.006	0.0425
296100Shreveport	LA	3.0%0.000.000.00%3.0003.000.000.003.006
	0.0425
297471Barnstable/MA	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556

298006Boston	MA	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556
"299470Franklin,GrMA"	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556
300076New	BedfordMA	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556
301213Pittsfield	MA	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556
302063SpringfieldMA	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556

303055Worcester	MA	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556
304014Baltimore	MD	3.0%2.000.000.00%5.0005.000.000.005.001
	0.0682
305269Cumberland	MD	3.0%2.000.000.00%5.0005.000.000.005.001
	0.0682
"306467Garrett,McHMD"	3.0%2.000.000.00%5.0005.000.000.005.001
	0.0682
307257Hagerstown	MD	3.0%2.000.000.00%5.0005.000.000.005.001
	0.0682
308224Bangor	ME	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619
"309465Kennebec,AuME"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
310279Lewiston-AuME	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

"311463Oxford,RumfME"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
312464Somerset	ME	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619
"313466Washington,ME"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
314005Detroit	MI	3.0%0.005.000.00%8.0006.000.000.006.001	0.0921

315068Flint	MI	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

316141Duluth/SupeMN	3.0%0.000.000.00%3.0006.500.000.006.509	0.0651


"317485Lake,TwoHarMN"	3.0%0.000.000.00%3.0006.500.000.006.509
	0.0651

318015MinneapolisMN	3.0%0.000.000.00%3.0006.500.000.006.509	0.0651


733288Rochester	MN	3.0%0.000.000.00%3.0006.500.000.006.509
	0.0651
319482Thief	RiverMN	3.0%0.000.000.00%3.0006.500.000.006.509
	0.0651
"734504Atchison,MaMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"320517Aurora,MoneMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"321512Bates,HenryMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"322511Callaway,JoMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

323507Cameron	MO	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218
"324915Collins,OscMO"	3.0%0.000.000.00%3.0006.100.000.006.109
	0.0626

326278Columbia	MO	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218
"327505Harrison,BeMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

328514Jeff.City	MO	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218
329239Joplin	MO	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

330024Kansas	CityMO	3.0%0.000.000.00%3.000N/A
	0.000.000.003
	0.0218
"331519Laclede,LebMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"333508Linn,MoberlMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"334515Maries,RollMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"335509Marion,HannMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"336513OsageBeach,MO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"337521Perry,CapeGMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"338506Schuyler,KiMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

"340520Shannon,FreMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

341163SpringfieldMO	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

342275St.	Joseph	MO	3.0%0.000.000.00%3.000N/A
	0.000.000.003
	0.0218
343011St.	Louis	MO	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218
"344522Stoddard,SiMO"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

345518StoneW.PlaiMO	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

347516WashingtonFMO	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

"349530Beaverhead,MT"	3.0%1.800.000.00%4.8000.000.000.000.004
	0.0344
350268Billings	MT	3.0%1.800.000.00%4.8000.000.000.000.004	0.0344
351528Butte	MT	3.0%1.800.000.00%4.8000.000.000.000.004	0.0344
352531CarbonHardiMT	3.0%1.800.000.00%4.8000.000.000.000.004	0.0344

"353526Daniels,GleMT"	3.0%1.800.000.00%4.8000.000.000.000.004
	0.0344
354297Great	FallsMT	3.0%1.800.000.00%4.8000.000.000.000.004
	0.0344
"355523Kalispell,LMT"	3.0%1.800.000.00%4.8000.000.000.000.004
	0.0344
"356529Lewistown,BMT"	3.0%1.800.000.00%4.8000.000.000.000.004
	0.0344
"357527Missoula,HeMT"	3.0%1.800.000.00%4.8000.000.000.000.004
	0.0344
"358525Phillips,GlMT"	3.0%1.800.000.00%4.8000.000.000.000.004
	0.0344
"359532Prairie,MilMT"	3.0%1.800.000.00%4.8000.000.000.000.004
	0.0344
"360524Toole,HavreMT"	3.0%1.800.000.00%4.8000.000.000.000.004
	0.0344
"361567Ashe,Mount"	NC	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
362183Asheville	NC	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
"363972Bladen,RobeNC"	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
365280Burlington	NC	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
"367573Camden,ElizNC"	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
369061Charlotte	NC	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
370149FayettevillNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

"372577Greene,New"	NC	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
374047Greensboro/NC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

376568HendersonviNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

377166Hickory	NC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846
378258JacksonvillNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

380569Laurinburg	NC	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
"381973Lee,ChathamNC"	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
383566LenoirCaldwNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

384904LincolnClevNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

385579MocksvilleDNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

"386570Moore,SouthNC"	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
388572NorthamptonNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

390578Pitt/GreenvNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

392071Raleigh-DurNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

394571Reidsville	NC	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
396948Rockingham	NC	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
397975RoxboroHendNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

"399576Sampson,CliNC"	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
401574Smithfield/NC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

"403926Stanly,CabaNC"	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
404971StatesvilleNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

405575WhitevilleCNC	3.0%3.220.000.00%6.2206.500.000.006.501	0.0846

407218Wilmington	NC	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
"409908Yancey,MitcNC"	3.0%3.220.000.00%6.2206.500.000.006.501
	0.0846
410298Bismarck/MaND	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

411581Devils	LakeND	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
412583Dickinson	ND	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
"413580Divide,MinoND"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
414221Fargo-MoorhND	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

"416582Grafton,MayND"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
418276Grand	ForksND	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
420584Jamestown	ND	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
421537BooneColumCNE	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

"422542Cass,BeatriNE"	3.0%0.000.000.00%3.0006.500.000.006.509
	0.0651
"423540Chase,McCooNE"	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556
"424534Cherry,ValeNE"	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556
"425536Grant,St."	PNE	3.0%0.000.000.00%3.0005.000.000.005.008
	0.0556
426539HallSewardYNE	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

"427541Hasting,AdaNE"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
"428535Knox,NorfolNE"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
429172Lincoln	NE	3.0%0.000.000.00%3.0006.500.000.006.509	0.0651
430065Omaha	NE	3.0%0.000.000.00%3.0006.500.000.006.509	0.0651
431538PlatteKeyKeNE	3.0%0.000.000.00%3.0005.000.000.005.008	0.0556

"432548Coos,"	LebanNH	3.0%5.500.000.00%8.5000.000.000.000.008
	0.0588
433133Manchester-NH	3.0%5.500.000.00%8.5000.000.000.000.008	0.0588

434134Atlantic	CiNJ	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

435070Long	BranchNJ	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
436062New	BrunswiNJ	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

437086AlbuquerqueNM	3.0%0.000.000.33%3.3305.560.000.005.568	0.0612


"438554Colfax,SpriNM"	3.0%0.000.000.33%3.3306.190.000.006.189
	0.0652

439934Curry	CountNM	3.0%0.000.000.33%3.3305.380.000.005.378
	0.0601
"440557Grant,DeminNM"	3.0%0.000.000.33%3.3306.440.000.006.439
	0.0667

441558HobbsRoswelNM	3.0%0.000.000.33%3.3306.000.000.006.009	0.064

"442917Lea,Chaves,NM"	3.0%0.000.000.33%3.3305.940.000.005.939
	0.0636

443553San	"Juan,FaNM"	3.0%0.000.000.33%3.3305.940.000.005.939
	0.0636
444556Sante	"Fe,LoNM"	3.0%0.000.000.33%3.3306.250.000.006.259
	0.0656
446543Humboldt/WiNV	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218


"447544Lander,ElkoNV"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

448093Las	Vegas	NV	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218
"449546Mineral,HawNV"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

450171Reno	NV	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218

"451545Storey,GardNV"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

"452547WhitePine,ENV"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

453044Albany	NY	3.0%3.502.500.00%9.0008.000.000.008.001	0.109

454122Binghamton	NY	3.0%3.502.500.00%9.0008.000.000.008.001
	0.109
455025Buffalo	NY	3.0%3.502.500.00%9.0008.000.000.008.001	0.109

456561ChautauquaFNY	3.0%3.502.500.00%9.0007.000.000.007.001	0.1034


457564Columbia	NY	3.0%3.502.500.00%9.0008.000.000.008.001	0.109

458151Dutchess	coNY	3.0%3.502.500.00%9.0007.250.000.007.251	0.1048

459284Elmira	NY	3.0%3.502.500.00%9.0007.000.000.007.001	0.1034

460560FranklinPlaNY	3.0%3.502.500.00%9.0007.000.000.007.001	0.1034


461977Fulton	counNY	3.0%3.502.500.00%9.0007.000.000.007.001
	0.1034

462266Glens	FallsNY	3.0%3.502.500.00%9.0007.000.000.007.001
	0.1034
463562Ithaca	NY	3.0%3.502.500.00%9.0008.000.000.008.001	0.109

"464559Jefferson,WNY"	3.0%3.502.500.00%9.0007.000.000.007.001
	0.1034

465001New	York	NY	3.0%3.502.500.00%9.0008.250.000.008.251	0.1103
466900Orange	CounNY	3.0%3.502.500.00%9.0007.250.000.007.251
	0.1048

"467563Ostego,DelaNY"	3.0%3.502.500.00%9.0007.000.000.007.001
	0.1034
468034Rochester	NY	3.0%3.502.500.00%9.0008.000.000.008.001
	0.109
469053Syracuse	NY	3.0%3.502.500.00%9.0007.000.000.007.001	0.1034
470115Utica-Rome	NY	3.0%3.502.500.00%9.0008.000.000.008.001
	0.109
471052Akron	OH	3.0%0.000.000.00%3.0005.750.000.005.758	0.0603
472587Ashtabula	OH	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
473594Athens	OH	3.0%0.000.000.00%3.0006.250.000.006.259	0.0635
474087Canton	OH	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588
475023Cincinnati	OH	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
476016Cleveland	OH	3.0%0.000.000.00%3.0007.000.000.007.001
	0.0682
477595Columbiana	OH	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
478031Columbus	OH	3.0%0.000.000.00%3.0005.750.000.005.758	0.0603
479040Dayton	OH	3.0%0.000.000.00%3.0006.500.000.006.509	0.0651
480145Hamilton	OH	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588
481589HancockFindOH	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588

482158Lima	OH	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619
483958Logan	OH	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619
484136Lorain-ElyrOH	3.0%0.000.000.00%3.0005.750.000.005.758	0.0603

485231Mansfield	OH	3.0%0.000.000.00%3.0005.750.000.005.758
	0.0603
"486588Mercer,SidnOH"	3.0%0.000.000.00%3.0006.500.000.006.509
	0.0651
487590NewarkWoostOH	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

"488591Noble,MonroOH"	3.0%0.000.000.00%3.0005.500.000.005.508
	0.0588
489593RossJacksonOH	3.0%0.000.000.00%3.0006.500.000.006.509	0.0651

490586Sandusky	OH	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619
491180SpringfieldOH	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

492199SteuebenvilOH	3.0%0.000.000.00%3.0006.500.000.006.509	0.0651

493048Toledo	OH	3.0%0.000.000.00%3.0006.500.000.006.509	0.0651
494592WashingtonCOH	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

"495585Williams,DeOH"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
496066Youngstown-OH	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

497957Zanesville	OH	3.0%0.000.000.00%3.0006.500.000.006.509
	0.0651
"498604Garvin,ArdmOK"	3.0%0.000.000.00%3.0004.502.000.006.509
	0.0651
"500598Grant,StillOK"	3.0%0.000.000.00%3.0004.503.000.007.501
	0.0713
"501907Harmon,GreeOK"	3.0%0.000.000.00%3.0004.501.000.005.508
	0.0588
502936HugoAntlersOK	3.0%0.000.000.00%3.0004.504.000.008.501	0.0774

"504603Jackson,"	DuOK	3.0%0.000.000.00%3.0004.502.500.007.001
	0.0682
505260Lawton	OK	3.0%0.000.000.00%3.0004.503.250.007.751	0.0728
506605McCurtain	OK	3.0%0.000.000.00%3.0004.502.000.006.509
	0.0651
"507599Nowata,BartOK"	3.0%0.000.000.00%3.0004.504.000.008.501
	0.0774
508045Oklahoma	CiOK	3.0%0.000.000.00%3.0004.503.870.008.371	0.0766
"509601Seminole,HeOK"	3.0%0.000.000.00%3.0004.503.500.008.001
	0.0743
510057Tulsa	OK	3.0%0.000.000.00%3.0004.503.000.007.501	0.0713
"511609Albany,CorvOR"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218
"512606Clatsop,AstOR"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218
"513611Crook,Bend,OR"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218
514135Eugene-SpriOR	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218

"515610GrantsPass,OR"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218
516607Hood	"River,OR"
	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218
517229Medford	OR	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218

518030Portland	OR	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218

519148Salem	OR	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218

"520608Umatilla,PeOR"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

522225Altoona	PA	3.0%5.000.000.00%8.000N/A	0.000.000.008
	0.0556
523621Bedford	couPA	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556
"524615Bradford,SaPA"	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556

525909ChambersburPA	3.0%5.000.000.00%8.000N/A	0.000.000.008
	0.0556

526130Erie	PA	3.0%5.000.000.00%8.000N/A	0.000.000.008
	0.0556
527084Harrisburg	PA	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556
528143Johnstown	PA	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556
529925Juniata	CouPA	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556
530105Lancaster	PA	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556
531924Lawrence	coPA	3.0%5.000.000.00%8.000N/A	0.000.000.008
	0.0556
532623Lebanon	PA	3.0%5.000.000.00%8.000N/A	0.000.000.008
	0.0556
"533619Lewisburg,SPA"	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556

534004PhiladelphiPA	3.0%5.000.000.00%8.000N/A	0.000.000.008
	0.0556

535013Pittsburgh	PA	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556
"536614Potter,ClinPA"	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556

"537056Scranton,WiPA"	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556

538238Sharon	PA	3.0%5.000.000.00%8.000N/A	0.000.000.008
	0.0556
539259State	CollePA	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556
540612TitusvilleMPA	3.0%5.000.000.00%8.000N/A	0.000.000.008
	0.0556

"541616Wayne,HonesPA"	3.0%5.000.000.00%8.000N/A
	0.000.000.008	0.0556

543251WilliamsporPA	3.0%5.000.000.00%8.000N/A	0.000.000.008
	0.0556

544099York	PA	3.0%5.000.000.00%8.000N/A	0.000.000.008
	0.0556
545624Newport	RI	3.0%0.000.000.00%3.0007.000.000.007.001	0.0682

546038Providence	RI	3.0%0.000.000.00%3.0007.000.000.007.001
	0.0682
"547626Abbeville,GSC"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619

548227Anderson	SC	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

"549631Calhoun,OraSC"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619

550921Camden	SC	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

552090Charleston	SC	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
553627CherokeeCheSC	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

554630ClarendonSuSC	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

555095Columbia	SC	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619
"556628Darlington,SC"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
558264Florence	SC	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619
559067GreenvilleSSC	3.0%0.000.000.00%3.0006.000.000.006.009	0.0619

"560632HiltonHead,SC"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
"561633Lancaster,YSC"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
562629Myrtle	BeacSC	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
"563625Oconee,WalhSC"	3.0%0.000.000.00%3.0006.000.000.006.009
	0.0619
"564641Brookings,HSD"	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491
"565635Corson,MobrSD"	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491
"566638Custer,Hot"	SD	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491
"567639Haakon,Ft."	SD	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491
"568634Harding,SpeSD"	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491
"569637Marshall,WaSD"	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491

570636McPherson/ASD	3.0%0.000.000.00%3.0004.000.000.004.007	0.0491


571289Rapid	City	SD	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491
572267Sioux	FallsSD	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491
"573640Sully,ChambSD"	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491

574642Vermillion	SD	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491
575643BentonCarroTN	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758


576649BledsoeRheaTN	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758


"577644Cannon,MancTN"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758

578088ChattanoogaTN	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758


579209ClarksvilleTN	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758


"580647Fayette,"	JaTN	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
"581648Giles,FayetTN"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758

"583646Hamblen,GreTN"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758

584910JeffersonCoTN	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758


"585650Johnson,MouTN"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758

586079Knoxville	TN	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
"588903Lake,DyersbTN"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
"589645Macon,CookeTN"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
591651Maury/ColumTN	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

592911McMinnPolkMTN	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

593036Memphis	TN	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758
594046Nashville	TN	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
595085Tri-Cities/TN	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

597220Abilene	TX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758
"598663Alpine,Van"	TX	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
"599913Anderson,HoTX"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
"600670Atascosa,KiTX"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
601075Austin	TX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758
602101Beaumont-PoTX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

603666BoerneFredeTX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

"604655Briscoe,ChiTX"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
605672Chambers	CoTX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758
"606912Concho,MenaTX"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
608112Corpus	ChriTX	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
609009Dallas	TX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758
610920DeltaHopkinTX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

"611669Dilley,HondTX"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
"612659Gaines,Big"	TX	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
613170Galveston	TX	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
"614656Hardeman,VeTX"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
615928Hillsboro	TX	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
616010Houston	TX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758
618160Killeen-TemTX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

619281Laredo	TX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758
620914LimestoneFaTX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

621206Longview-MaTX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

"622665Loving,MonaTX"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
623161Lubbock	TX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

624295Midland	TX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

735668Newton/HuntTX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758


625255Odessa	TX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

"626654Parmer,LittTX"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758

"627664Pecos,Ft.StTX"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758

"628918Rusk,PanolaTX"	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758

629294San	Angelo	TX	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
630292Sherman-DenTX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758


631237Tyler	TX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

632919UpshurMarioTX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758


633300Victoria	TX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

634194Waco	TX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758

635233Wichita	FalTX	3.0%0.000.000.00%3.0008.250.000.008.251
	0.0758
636671WilsonBVillTX	3.0%0.000.000.00%3.0008.250.000.008.251	0.0758


637673BrighamCityUT	3.0%0.000.000.00%3.0005.880.000.005.878	0.0611


"638674DeerValley,UT"	3.0%0.000.000.00%3.0005.880.000.005.878
	0.0611

639159Provo-Orem	UT	3.0%0.000.000.00%3.0005.880.000.005.878
	0.0611
640039Salt	Lake	CUT	3.0%0.000.000.00%3.0005.880.000.005.878
	0.0611
"641688Amelia,BrodVA"	3.0%0.000.000.00%3.0004.500.000.004.507
	0.0523

"642685Bath,CovingVA"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

"643947Bedford,FraVA"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

"644687Buckingham,VA"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

646930Caroline	coVA	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218

647256CharlottesvVA	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218


"649922Culpepper,MVA"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

650262Danville	VA	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218

"651682Grayson,SmyVA"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

653689GreensvilleVA	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218


655923Louisa	counVA	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

656203Lynchburg	VA	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218
658684MartinsvillVA	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218


660686Nelson	counVA	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

661104Newport	NewVA	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218
663043Norfolk-VA	VA	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218
665235Petersburg-VA	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218


667929Prince	EdwaVA	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

669059Richmond	VA	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218

670157Roanoke	VA	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218

"671974Tazewell,BlVA"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

"672681Wise,NortonVA"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

738927Barre	VT	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218

673680BenningtonWVT	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218


674248Burlington	VT	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218
"675679Franklin,MoVT"	3.0%0.000.000.00%3.0000.000.000.000.003
	0.0218

676905RutlandAddiVT	3.0%0.000.000.00%3.0000.000.000.000.003	0.0218


"677693Anacortes,BWA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

678270Bellingham	WA	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218
679212Bremerton	WA	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218
"680695Ferry,CheweWA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

681697Kittitas	WA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218
"682694Okanogan,WeWA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

683242Olympia	WA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218
"684698Pacific,LonWA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

685214Richland-KeWA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

686020Seattle-EveWA	3.0%0.006.000.00%9.000N/A	0.000.000.009
	0.0619

687696SheltonAberWA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218

"689699Skamania,UnWA"	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218

690109Spokane	WA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218
691082Tacoma	WA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218
692700Walla	WallaWA	3.0%0.000.000.00%3.000N/A
	0.000.000.003	0.0218
693191Yakima	WA	3.0%0.000.000.00%3.000N/A	0.000.000.003
	0.0218
694125Appleton	WI	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588

"695717Door,ManitoWI"	3.0%0.000.000.00%3.0005.500.000.005.508
	0.0588

696232Eau	Claire	WI	3.0%0.000.000.00%3.0005.500.000.005.508
	0.0588
697944Fond	du	LacWI
	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588
698186Green	Bay	WI	3.0%0.000.000.00%3.0005.500.000.005.508
	0.0588
699216Janesville-WI	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588


700244Kenosha	WI	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588

701290LaCrosse	WI	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588

702113Madison	WI	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588

703711Marinette	WI	3.0%0.000.000.00%3.0005.500.000.005.508
	0.0588
704021Milwaukee	WI	3.0%0.000.000.00%3.0005.500.000.005.508
	0.0588
"705712Pierce,MenoWI"	3.0%0.000.000.00%3.0005.500.000.005.508
	0.0588

706716Portage-LakWI	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588


707189Racine	WI	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588

708277Sheboygan	WI	3.0%0.000.000.00%3.0005.500.000.005.508
	0.0588
709713TrempealeauWI	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588


"710715Vernon,PlatWI"	3.0%0.000.000.00%3.0005.500.000.005.508
	0.0588

712263Wausau	WI	3.0%0.000.000.00%3.0005.500.000.005.508	0.0588

"713714Wood,"	SteveWI	3.0%0.000.000.00%3.0005.500.000.005.508
	0.0588
714140Charleston	WV	3.0%4.000.000.00%7.0000.000.000.000.007
	0.0491
715704GrantBerk.HWV	3.0%4.000.000.00%7.0000.000.000.000.007	0.0491

716110Huntington-WV	3.0%4.000.000.00%7.0000.000.000.000.007	0.0491

"717706Lincoln,LogWV"	3.0%4.000.000.00%7.0000.000.000.000.007
	0.0491
"718701Mason,RipleWV"	3.0%4.000.000.00%7.0000.000.000.000.007
	0.0491
719703Morgantown	WV	3.0%4.000.000.00%7.0000.000.000.000.007
	0.0491
720200ParkersburgWV	3.0%4.000.000.00%7.0000.000.000.000.007	0.0491

"721707Raleigh,BecWV"	3.0%4.000.000.00%7.0000.000.000.000.007
	0.0491
"722705Tucker,ElkiWV"	3.0%4.000.000.00%7.0000.000.000.000.007
	0.0491
"736702Wetzel,WestWV"	3.0%4.000.000.00%7.0000.000.000.000.007
	0.0491
723178Wheeling	WV	3.0%4.000.000.00%7.0000.000.000.000.007	0.0491
724299Casper	WY	3.0%0.000.000.00%3.0004.000.000.004.007	0.0491
"726721Cheyenne,LaWY"	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491
"728722Converse,DoWY"	3.0%0.000.000.00%3.0004.000.000.004.007
	0.0491
730719Sheridan	WY	3.0%0.000.000.00%3.0004.000.000.004.007	0.0491


Exhibit E

1.  Monthly Access Charges

Thorn shall pay to STC a monthly access charge of $25 for each MIN that is provided by STC for use with a Debit Phone in the Territory plus applicable Taxes at the rates set forth in the column labeled: "Grand Total Tax" in -Exhibit D, subject to the following. Charges for a partial month will be pro-rated on the basis of a thirty (30) day month The access charges paid by Thorn shall be reduced as described below based on utilization ("Utilization") by End Users during each month during the term of this Agreement. Utilization will be calculated in accordance with the following formula:

Number of MINs in service for End Users in a particular month for which STC has redeemed at least one Debit Code during such month, divided by Total MINs, as hereinafter defined. Total MINs shall mean the number of MINs in service on the first day of the applicable month plus fifty percent (50%) of any MINs activated by STC during such month and less fifty percent (50%) of any MINs that are deactivated by STC during such month.

The credit for access charges based on Utilization is as follows:

   Credit			Utilization

     0				  Up to 49.9 %

$1.00 per MIN		 50% up to 59.9 %

$3.00 per MIN		60% up to 69.9 %

$5.00 per MIN		70% and greater


2.  Extraordinary Charges

The following Extraordinary Charges apply to each MIN provided by STC for use with a Debit Phone in the Territory:

(a) Activation Fee: This is a one-time charge to initiate service for each MIN. STC will not charge an Activation Fee for each MIN. However, Thorn shall reimburse STC for any Activation Fees assessed by a Carrier for a particular MIN reserved by STC for use by End Users pursuant to this Agreement.

(b) Suspension Fee: This is a charge to temporarily suspend service for a MIN. STC will charge a Suspension Fee in the amount of $20 whenever Thorn notifies STC to suspend service for a particular MIN. While service is suspended for a particular MIN, the monthly access charges identified in Paragraph 1 above
will not apply.   Notwithstanding the foregoing, Thorn shall
reimburse STC for any monthly access charges assessed by a Carrier while a particular MIN is under suspension.

(c) Deactivation Fee: This is a charge to terminate service for a
MIN.  STC will charge a Deactivation Fee in the amount of $15 for
each MIN and Thorn will pay such fees to STC.   In addition, Thorn
will reimburse STC for any charges assessed by a Carrier in connection with the termination of a MIN.

(d) Reconnect Fee: This is a charge to initiate service for a suspended MIN. STC will charge a Reconnect Fee in the amount of $30 per MIN and Thorn will pay such fees to STC

(e) ESN/MIN Swap Fee: This is a charge to change the MIN assigned to the ESN associated with a particular Debit Phone. STC will charge an ESN/MIN Swap Fee in the amount of $15 per Debit Phone for each request and Thorn will pay such fees to STC.

(f) Stolen Phone Report Fee: STC will charge this fee to process a stolen phone report with a Carrier. STC will charge a Stolen
Phone Report Fee in the amount of $15 per Debit Phone for each request and Thorn will pay such fees to STC.


Exhibit 21

Subsidiaries of Shared Technologies Cellular, Inc.

1. Cellular Hotline, Inc.
2. STC Europe, Ltd.
      Operations of this subsidiary were immaterial for fiscal
1997 and were discontinued in the first quarter of 1998.

[TYPE]                         EX-27
[DESCRIPTION]                  ART. 5 FDS FOR YEAR END 10-K
[ARTICLE]                      5
[MULTIPLIER]                   1000
[PERIOD-TYPE]                  12-MOS
[FISCAL-YEAR-END]              DEC-31-1997
[PERIOD-START]                 JAN-01-1997
[PERIOD-END]                   DEC-31-1997
[CASH]                         294
[SECURITIES]                   0
[RECEIVABLES]                  2628
[ALLOWANCES]                   991
[INVENTORY]                    131
[CURRENT-ASSETS]               2459
[PP&E]                         3176
[DEPRECIATION]                 2191
[TOTAL-ASSETS]                 11536
[CURRENT-LIABILITIES]          9414
[BONDS]                        0
[PREFERRED-MANDATORY]          0
[PREFERRED]                    0
[COMMON]                       72
[OTHER-SE]                     0
[TOTAL-LIABILITY-AND-EQUITY]   11536
[SALES]                        24198
[TOTAL-REVENUES]               24198
[CGS]                          13531
[TOTAL-COSTS]                  14120
[OTHER-EXPENSES]               0
[LOSS-PROVISION]               0
[INTEREST-EXPENSE]             232
[INCOME-PRETAX]               (3685)
[INCOME-TAX]                   10
[INCOME-CONTINUING]           (3695)
[DISCONTINUED]                 0
[EXTRAORDINARY]                0
[CHANGES]                      0
[NET-INCOME]                  (3695)
<EPS-BASIC>	                  (0.63)
[EPS-DILUTED]                 (0.63)