Form 10-Q
period 1998-03-31
SHARED TECHNOLOGIES CELLULAR INC
filed 1998-05-18
CIK 933583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

	[x]	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
			OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

100 Great Meadow Road, Suite 102, Wethersfield, Connecticut 06109
(Address of principal executive office)            (Zip Code)

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

								Yes __X___     No   ___

The number of shares outstanding of the registrant's common stock as of May 11, 1998 was 7,390,742






































PART 1 FINANCIAL INFORMATION                   PAGE

Item 1.

Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 1998
and December 31, 1997                     		3-4

Consolidated Statements of Operations
for the Three Months Ended March 31, 1998
and 1997                                         	5

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 1998 and 1997       	6

Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 1998         7

Notes to Consolidated Financial Statements   	8

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of
Operations                                   	9-11

PART II OTHER INFORMATION

Item 1.

Legal Proceedings                                 12

Item 2.

Changes in Securities and Use of Proceeds         12

Item 6.

Exhibits and Reports on Form 8-K                  13

Signature Page                                    14





Item 1.  Financial Statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)
                                March 31, 1998  December 31, 1997

ASSETS

Current assets:

Cash                                  $462,000       $294,000
Accounts receivable, less
allowance for doubtful accounts
of $826,000 and $991,000 in 1998
and 1997                             1,977,000      1,637,000
Carrier commissions receivable,
less unearned income                   215,000        163,000
Inventories                            100,000        131,000
Current portion of note
receivable                             118,000        107,000
Prepaid expenses and other
current assets                         569,000        127,000

Total current assets                 3,441,000      2,459,000


Telecommunications and office
equipment, less accumulated
depreciation                           933,000        985,000

Other assets:
Intangible assets, less
accumulated amortization             7,390,000      7,551,000
Deposits                               329,000        326,000
Note receivable, less current
portion                                 53,000         62,000
Assets held for disposition            153,000        153,000

Total other assets                   7,925,000      8,092,000

Total assets                       $12,299,000    $11,536,000

The accompanying notes are an integral part of these consolidated financial statements.


Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                 March 31, 1998  December 31, 1997
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:

Current portion of notes payable       $522,000       $530,000
Accounts payable and other
current liabilities                   8,201,000      7,666,000
Commissions payable                     192,000        166,000
Due to former parent                  1,046,000      1,052,000

Total current liabilities             9,961,000      9,414,000

Notes payable, less current
portion                               1,938,000        957,000

Stockholders' equity:

Preferred stock,$.01 par value,
Series B Convertible, authorized
1,250,000 shares, no shares issued
and outstanding                            -              -
Common stock, $.01 par value,
authorized 20,000,000 shares,
issued and outstanding 7,239,000
shares in 1998 and 7,216,000 in
1997                                     72,000         72,000
Capital in excess of par value       17,869,000     17,801,000
Accumulated deficit                 (17,541,000)   (16,708,000)

Total stockholders' equity              400,000      1,165,000


Total liabilities and
stockholders' equity                $12,299,000    $11,536,000

The accompanying notes are an integral part of these consolidated financial statements.



Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31,

                                      1998        1997

Revenues                              4,927,000    6,102,000

Cost of revenues                      2,872,000    3,462,000

Gross margin                          2,055,000    2,640,000

Selling, general and administrative
expenses                              2,840,000    2,864,000

Loss from operations                   (785,000)    (224,000)

Interest expense, net                   (45,000)     (73,000)

Loss before income taxes               (830,000)    (297,000)

Income taxes                             (3,000)      (4,000)

Net loss                              ($833,000)   ($301,000)

Basic and diluted loss per
common share                             ($0.12)      ($0.06)

Weighted average number of common
shares outstanding                    7,228,000    5,002,000


The accompanying notes are an integral part of these consolidated financial statements.








Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31,

                                        1998         1997
Cash flows from operating activities:
Net loss                                ($833,000)   ($301,000)
Adjustments to reconcile net loss
to net cash used in operating
activities;
Depreciation and amortization             294,000      335,000
Common stock issued for compensation
and services                               27,000       15,000
Accretion of interest on notes payable                  32,000
Note receivable                            (2,000)      (2,000)
Change in assets and liabilities:
Accounts receivable                      (340,000)  (1,068,000)
Carrier commissions receivable            (52,000)     (12,000)
Inventories                                31,000      (11,000)
Prepaid expenses and other current
assets                                   (442,000)     (10,000)
Accounts payable and other current
liabilities                               535,000       20,000
Commissions payable                        26,000      (31,000)
Net cash used in operating activities    (756,000   (1,033,000)

Cash flows from investing activities:
Other assets                                5,000      (23,000)
Purchases of equipment                    (89,000)     (44,000)
Net cash used in investing activities     (84,000)     (67,000)

Cash flows from financing activities:
Payments on notes payable                 (27,000)    (438,000)
Issuance of note payable                1,000,000
Advances from  affiliate                   (6,000)     726,000
Issuance of common stock                   41,000      739,000
Net cash provided by financing
activities                              1,008,000    1,027,000

Net increase (decrease) in cash           168,000      (73,000)

Cash, beginning of period                 294,000      144,000
Cash, end of period                      $462,000      $71,000

Supplemental disclosures of cash
flow information:
Cash paid during the period for -
Interest                                 $19,000      $152,000

Income taxes                              $3,000        $4,000



The accompanying notes are an integral part of these consolidated financial statements.



Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity  (Unaudited)
For the Three Months Ended March 31, 1998

                              Series B         Series B
                              Preferred Stock  Preferred Stock
                              Shares           Amount

Balances, December 31, 1997   0                 $0

Issuance of common stock
Net loss

Balances, March 31, 1998      0                $0


The accompanying notes are an integral part of these consolidated financial statements.











Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity  (Unaudited)
For the Three Months Ended March 31, 1998


                                  Common Stock Common Stock
                                  Shares       Amount

Balances, December 31, 1997       7,216,000    $72,000

Issuance of common stock             23,000          0

Net loss

Balances, March 31, 1998          7,239,000    $72,000


The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity  (Unaudited)
For the Three Months Ended March 31, 1998
                   Capital in                        Total
                   Excess of        Accumulated      Stockholders'
                   Par Value        Deficit          Equity

Balances, December
31, 1997           $17,801,000      ($16,708,000)    $1,165,000

Issuance of common
stock                   68,000                          $68,000

Net loss                                (833,000)     ($833,000)

Balances, March
31, 1998           $17,869,000      ($17,541,000)      $400,000


The accompanying notes are an integral part of these financial statements.













































Shared Technologies Cellular, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 1998 (Unaudited)

1. Basis of Presentation. The consolidated financial statements included herein have been prepared by Shared Technologies Cellular, Inc. ("STC" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations and cash flows for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1997 report on Form 10-K. Certain reclassifications to prior year financial statements were made in order to conform to the 1998 presentation. The consolidated financial statements included herein are not necessarily indicative of the results for the fiscal year ending December 31, 1998.

2. Loss per common share. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No. 128. Diluted loss per common share is the same as basic loss per common share for the three month periods ended March 31, 1998 and 1997. Unexercised options to purchase 654,000 and 275,000 shares of the Company's common stock as of March 31, 1998 and 1997, respectively, and common stock warrants to purchase 3,503,000 and 3,217,000 shares of the Company's common stock as of March 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive as a result of the Company's losses.

3. Subsequent Event. In April 1998, the Company and Summit Assurance Cellular, Inc., and certain of its affiliates (the "Summit Entities") and Craig Marlar, who is an officer and director of the Summit Entities and was a director of the Company until his resignation in April 1998, entered into a settlement of litigation arising out of the acquisition of certain assets of the Summit Entities in April 1996, whereby the Company received from the Summit Entities 100,000 shares of the Company's common stock. The stock received is in exchange for the payment by the Company of $150,000 to a vendor on behalf of the Summit Entities, a one-year extension of the expiration date of the warrants issued in connection with the acquisition, the issuance to the Summit Entities of a warrant to purchase 100,000 shares of the Company's common stock at on exercise price of $5.00 per share, and forgiveness of all amounts due, including accrued interest, on a note receivable in the principal amount of $180,000. The effect of this transaction on the Company's results of operations is immaterial.

4. Liquidity. The Company has incurred losses during the three most recent fiscal years, as well as the three month period ended March 31, 1998 and has a working capital deficit of $6,520,000 at March 31, 1998.
In April and May 1998, the Company secured
$6,300,000 of debt financing (See Item 2, "Changes in Securities and Use of Proceeds"). Long-term liquidity is dependent on the Company's ability to obtain long-term financing and attain profitable operations.




















Item 2.


Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Three Months Ended March 31, 1998 compared to March 31, 1997

Revenues for 1998 were $4,927,000 compared to $6,102,000 for 1997, a decrease of 1,176,000 (19%). The net loss for 1998 was $833,000, compared to a net loss of $301,000 for 1997. The net loss per common share was $0.12 for 1998, compared to $0.06 for 1997.

Revenues

In the first quarter, the Company's cellular telephone rental operations had revenues of $3,215,000 for 1998, compared to $3,677,000 for 1997. The decrease of $462,000 (13%) was attributable to the closure of various locations during 1997 that did not meet established profit criteria. In addition, all of the Company's car rental partners went through an ownership or management change in 1997 that may have negatively impacted their ability to focus on the Company's cellular rental program. The Company believes that, in the long term, the location closings and the ownership and management changes at the car companies should have a positive impact on the Company's cellular operations.

In the first quarter, the Company's debit operations had revenues of $1,273,000 for 1998, compared to $1,657,000 for 1997. The decrease of $384,000 (23%) was primarily due to a significant rate adjustment negotiated with a major customer in order to keep the customer competitive with the Company's new CellEase program which was introduced in the first quarter of 1998. Revenues for the first quarter of 1998 included only an immaterial amount associated with the CellEase product, which has begun to experience significant revenue growth in the second quarter of 1998.

In the first quarter, the Company's activation operations had revenues of $439,000 for 1998, compared to $768,000 for 1997. The decrease of $329,000 (43%) was attributable to various retail locations at military bases ceasing to offer cellular telephone activations in late 1997. In addition, the Company closed its Texas activation location in November 1997.

Gross Margin

Gross margin was 42% of revenues for 1998, compared to 43% of revenues for 1997. The gross margin for the portable cellular rental operations improved slightly due the closure of various unprofitable locations. The gross margin for the debit operations decreased as a result of the rate adjustment previously discussed. The gross margin for the activation operations improved due to a change in the product mix to more retail activations, which generally have higher commission amounts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A") were $2,840,000 for 1998, compared to $2,864,000 for 1997. As a percentage of revenues, S,G&A increased to 58% for 1998, compared to 47% for 1997. This percentage increase was due to several factors. Field S,G&A increased to 44% of 1998 revenues, compared to 38% of 1997 revenues. Field SG&A decreased by $129,000 for 1998, compared to 1997, however, due to the fixed nature of many of these expenses, the decrease was not in proportion with the decrease in revenues. Upon a recovery in revenues in the next three quarters of 1998, field S,G&A, as a percentage of revenues, would decrease accordingly. Corporate S,G&A increased to 13% of 1998 revenues, compared to 9% of 1997 revenues. This increase was a result of the investment made, mainly in MIS personnel, to start the CellEase program.

Interest Expense

Interest expense, was $45,000 for 1998, compared to $73,000 for 1997. Interest expense was mainly due to debt relating to acquisitions made in prior years. Due to the financing disclosed in Item 2, interest expense will increase during the remainder of 1998.

Liquidity and Capital Resources

The Company had a working capital deficit of $6,520,000 at March
31, 1998, compared to a deficit of $6,955,000 at December 31, 1997. Stockholders' equity at March 31, 1998 was $400,000, compared to $1,165,000 at December 31, 1997.

Net cash used in operations for the three-month period ended March 31,1998 was $756,000. This was mainly due to the operating loss for the period. For the three month period ended March 31, 1997, the net cash used in operations was $1,033,000. This was primarily due to an increase in the accounts receivable balance as a result of a significant increase in debit services billings and the delay in the cash receipt of those billings.

Net cash used in investing activities for the three month period ended March 31, 1998 was $84,000. This was mainly attributable to the purchase of computer equipment to handle the CellEase program. For the three month period ended March 31, 1997 the net cash used in investing activities was $67,000. This was primarily due to the purchase of computers and related accessories.

During the three month period ended March 31, 1998, the Company received $1,000,000 in consideration for a note payable personally funded by the Chairman and Chief Executive Officer of the Company. This was part of a $6,300,000 debt financing package that was completed in May 1998. For the three month period ended March 31, 1997, the Company raised cash of $739,000, net of expenses, through the sale of 250,000 Units. Each Unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of such common stock. The Company also borrowed $726,000 from its former parent, Shared Technologies Fairchild Inc., which beneficially owns 25.7% of the Company's common stock.

Management believes that ongoing operations, together with the recent debt financing, should provide the Company with sufficient funds to finance operations and planned expansion for at least the next 12 months. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations.

Year 2000

The Company believes that its computer systems are properly adapted to avoid a Year 2000 problem, and therefore does not anticipate any materially adverse effect to the operations of the Company with respect to such issue. Many of the systems used by the Company were developed internally within the last few years and are Year 2000 compliant. The Company is currently working with outside vendors to obtain assurances that they are Year 2000 compliant.

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: The Management's Discussion and Analysis includes forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those in any forward-looking statement. Such risks and uncertainties may include, without limitation, technological obsolescence, price and industry competition, financing capabilities, and dependence on major customers and relationships.









PART II.	OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company would be likely to have a materially adverse effect on the Company's financial condition, results of operations, or cash flows. (See note 3 of "Notes to Consolidated Financial Statements" with respect to the settlement of certain litigation.)

Item 2. Changes in Securities and Use of Proceeds.

The Company secured certain debt financing in the principal amount of $4,000,000 from four lenders, in connection with which the Company issued warrants to purchase an aggregate of 400,000 shares of the Company's Common Stock. Pursuant to credit agreements entered into in April 1998, the Company borrowed $1,000,000 from Anthony D. Autorino, the Company's Chairman and Chief Executive Officer; $500,000 from International Capital Partners, Inc ("ICP"), whose Chairman and Chief Executive Officer, Ajit G. Hutheesing, is a director of the Company, and whose Managing Partner, Nicholas E. Sinacori, is also a director of the Company; $2,000,000 from Salomon Brothers Holding Company Inc. ("Salomon"); and $500,000 from a private investor. The credit agreements have a maturity date of July 1999 and a floating interest rate of 2.5% above a rate that is comparable to the prime rate (as defined in the credit agreements). In connection therewith, the Company issued to Mr. Autorino, ICP, Salomon and the private investor warrants for the purchase of 100,000, 50,000, 200,000 and 50,000 shares of Common Stock, respectively. The warrants are exercisable at $5.00 per share, and expire April 15, 2003. The warrants were issued in a nonpublic offering to sophisticated investors pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"). In connection with the financing, the Company paid a facility fee of $25,000 to ICP Investments, Inc. with respect to the fundings by ICP and the private investor, and paid a facility fee of $50,000 to Salomon.

In May 1998, the Company issued to eight investors through a nonpublic offering, 5% convertible notes in the aggregate principal amount of $2,300,000 (the "Notes"). The Company relied on the exemption provided by Regulation D promulgated under the Act. Purchasers of the Notes included an affiliate of ICP, International Capital Partners Profit Sharing Trust, which purchased a Note in the amount of $200,000. The Notes have a term of seven years and are convertible at any time at the option of the noteholder into shares of the Company's Common Stock at a rate of $5.00 per share, subject to certain antidilution adjustments. The Company has the right to force conversion of the Notes after three years, in the event that the Company's Common Stock trades at or above $10 per share for at least five consecutive trading days.


Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

3. (ii)   Amended and Restated By-Laws of Shared Technologies
		Cellular, Inc. as of April 16, 1998.

4.1	Form of Credit Agreement, dated as of April 15, 1998, between
	Shared Technologies Cellular, Inc. as Borrower and
	Salomon Brothers Holding Company Inc. as Lender.

4.2 Security Agreement, dated as of April 15, 1998 among
Shared Technologies Cellular, Inc., as Grantor, Anthony D.
Autorino and Salomon Brothers Holding Company Inc. as Lenders and
Salomon Brothers
Holding Company Inc. as Collateral Agent.

4.3 	Pledge Agreement, dated as of April 15, 1998, by and between
Shared Technologies Cellular, Inc., as Pledgor, Anthony D.
Autorino and Salomon Brothers Holding Company Inc. as Lenders and
Salomon Brothers Holding Company Inc. as Collateral Agent.

4.4 Form of Registration Rights Agreement dated as of April 15,
1998, between Shared Technologies Cellular, Inc., and Salomon
Brothers Holding Company Inc.

4.5 Form of Warrant Purchase Agreement, dated as of April 15,
1998, between Shared Technologies Cellular, Inc., and Salomon
Brothers Holding Company Inc.


4.6 Form of Shared Technologies Cellular, Inc., Common Stock
Purchase Warrant, dated April 15, 1998, in favor of Salomon
Brothers Holding Company Inc. or its registered assigns.

4.7 Form of Subscription Agreement dated May 1998 between Shared
Technologies Cellular, Inc., and the Purchasers (as defined therein), including form of Convertible Note.

27. 	Financial Data Schedule (filed only electronically with the
SEC)

(b) Reports on Form 8-K.
    None





























                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.




					SHARED TECHNOLOGIES CELLULAR, INC.



	May 15, 1998 		By:   /s/ Vincent DiVincenzo
					      Vincent DiVincenzo
                               Chief Financial Officer
                               (Chief Accounting Officer and
                               Duly Authorized Officer)

























AMENDED AND RESTATED BY-LAWS

OF

SHARED TECHNOLOGIES CELLULAR, INC.







AMENDED AND RESTATED BY-LAWS
OF
SHARED TECHNOLOGIES CELLULAR, INC.


TABLE OF CONTENTS

ARTICLE 1 - STOCKHOLDERS	1

	Section 1.1
	Place of Meetings	1
	Section 1.2
	Annual Meeting	1
	Section 1.3
	Special Meetings	1
	Section 1.4
	Notice of Meetings	1
	Section 1.5
	Voting List	2
	Section 1.6
	Quorum	2
	Section 1.7
	Adjournments	2
	Section 1.8
	Voting and Proxies	2
	Section 1.9
	Action at Meeting	2
	Section 1.10
	Action without Meeting	3

ARTICLE 2 - DIRECTORS	3

	Section 2.1
	General Powers	3
	Section 2.2
	Number; Election and Qualification	3
	Section 2.3
	Enlargement of the Board	3
	Section 2.4
	Tenure	3
	Section 2.5
	Vacancies	3
	Section 2.6
	Resignation	4
	Section 2.7
	Regular Meetings	4
	Section 2.8
	Special Meetings	4
	Section 2.9
	Notice of Special Meetings	4
	Section 2.10
	Meetings by Telephone Conference Calls	4
	Section 2.11
	Quorum	4
	Section 2.12
	Action at Meeting	5
	Section 2.13
	Action by Consent	5
	Section 2.14
	Removal	5
	Section 2.15
	Committees	5
	Section 2.16
	Compensation of Directors	5

ARTICLE 3 - OFFICERS	6

	Section 3.1
	Enumeration	6
	Section 3.2
	Election	6
	Section 3.3
	Qualification	6
	Section 3.4
	Tenure	6
	Section 3.5
	Resignation and Removal	6
	Section 3.6
	Vacancies	6
	Section 3.7
	Chairman of the Board and Vice-Chairman of the Board	7
	Section 3.8
	President	7
	Section 3.9
	Vice Presidents	7
	Section 3.10
	Secretary and Assistant Secretaries	7
	Section 3.11
	Treasurer and Assistant Treasurers	8
	Section 3.12
	Salaries	8

ARTICLE 4 - CAPITAL STOCK	8

	Section 4.1
	Issuance of Stock	8
	Section 4.2
	Certificates of Stock	8
	Section 4.3
	Transfers	9
	Section 4.4
	Lost, Stolen or Destroyed Certificates	9
	Section 4.5
	Record Date	9

ARTICLE 5 - GENERAL PROVISIONS	10

	Section 5.1
	Fiscal Year	10
	Section 5.2
	Corporate Seal	10
	Section 5.3
	Waiver of Notice	10
	Section 5.4
	Voting of Securities	10
	Section 5.5
	Evidence of Authority	10
	Section 5.6
	Certificate of Incorporation	10
	Section 5.7
	Transactions with Interested Parties	11
	Section 5.8
	Severability	11
	Section 5.9
	Pronouns	11

ARTICLE 6 - AMENDMENTS	11

	Section 6.1	By
the Board of Directors	11
	Section 6.2	By
the Stockholders	12



AMENDED AND RESTATED BY-LAWS

OF

SHARED TECHNOLOGIES CELLULAR, INC.



ARTICLE 1

STOCKHOLDERS

	1.1	Place of Meetings.  All meetings of stockholders
shall be held at such place within or without the State of Delaware as may be designated from time to time by the Board of Directors or the President or, if not so designated, at the registered office of the corporation.

	1.2	Annual Meeting.  The annual meeting of stockholders
for the election of directors and for the transaction of such other business as may properly be brought before the meeting shall be held on the third Tuesday in May in each year, at a time fixed by the Board of Directors or the President. If this date shall fall upon a legal holiday at the place of the meeting, then such meeting shall be held on the next succeeding business day at the same hour. If no annual meeting is held in accordance with the foregoing provisions, the Board of Directors shall cause the meeting to be held as soon thereafter as convenient. If no annual meeting is held in accordance with the foregoing provisions, a special meeting may be held in lieu of the annual meeting, and any action taken at that special meeting shall have the same effect as if it had been taken at the annual meeting, and in such case all references in these By-Laws to the annual meeting of the stockholders shall be deemed to refer to such special meeting.

	1.3	Special Meetings.  Special meetings of stockholders
may be called at any time by the President, by the Board of Directors or by the holders of record of no less than 10% of the then outstanding shares of stock entitled to vote.

	1.4	Notice of Meetings.  Except as otherwise provided
by law, written notice of each meeting of stockholders, whether annual or special, shall be given not less than 10 nor more than 60 days before the date of the meeting to each stockholder entitled to vote at such meeting. The notices of all meetings shall state the place, date and hour of the meeting. The notice of a special meeting shall state, in addition, the purpose or purposes for which the meeting is called. If mailed, notice is given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the corporation.

	1.5	Voting List.  The officer who has charge of the
stock ledger of the corporation shall prepare, at least 10 days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least 10 days prior to the meeting, at a place within the city where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time of the meeting, and may be inspected by any stockholder who is present.

	1.6	Quorum.  Except as otherwise provided by law, the
Certificate of Incorporation or these By-Laws, the holders of a majority of the shares of the capital stock of other corporation issued and outstanding and entitled to vote at the meeting, present in person or represented by proxy, shall constitute a quorum for the transaction of business.

	1.7	Adjournments.  Any meeting of stockholders may be
adjourned to any other time and to any other place at which a meeting of stockholders may be held under these By-Laws by the stockholders present or represented at the meeting and entitled to vote, although less than a quorum, or, if no stockholder is present, by any officer entitled to preside at or to act as Secretary of such meeting. It shall not be necessary to notify any stockholder of any adjournment of less than 30 days if the time and place of the adjourned meeting are announced at the meeting at which adjournment is taken, unless after the adjournment a new record date is fixed for the adjourned meeting. At the adjourned meeting, the corporation may transact any business which might have been transacted at the original meeting.

	1.8	Voting and Proxies.  Each stockholder shall have
one vote for each share of stock entitled to vote held of record by such stockholder and a proportionate vote for each fractional share so held, unless otherwise provided in the Certificate of Incorporation. Each stockholder of record entitled to vote at a meeting of stockholders, or to express consent or dissent to corporate action in writing without a meeting, may vote or express such consent or dissent in person or may authorize another person or persons to vote or act for him by written proxy executed by the stockholder or his authorized agent and delivered to the Secretary of the corporation. No such proxy shall be voted or acted upon after three years from the date of its execution, unless the proxy expressly provides for a longer period.

	1.9	Action at Meeting.  When a quorum is present at any
meeting, the holders of a majority of the stock present or represented and voting on a matter (or if there are two or more classes of stock entitled to vote as separate classes, then in the case of each such class, the holders of a majority of the stock of that class present or represented and voting on a matter) shall decide any matter to be voted upon by the stockholders at such meeting, except when a different vote is required by express provision of law, the Certificate of Incorporation or these By-Laws. Any election by stockholders shall be determined by a plurality of the votes cast by the stockholders entitled to vote at the election.

	1.10	Action without Meeting.  Any action required or
permitted to be taken at any annual or special meeting of stockholders of the corporation may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote on such action were present and voted. Prompt notice of the taking of corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.


ARTICLE 2

DIRECTORS

	2.1	General Powers.  The business and affairs of the
corporation shall be managed by or under the direction of a Board of Directors, who may exercise all of the powers of the corporation except as otherwise provided by law, the Certificate of Incorporation or these By-Laws. In the event of a vacancy in the Board of Directors, the remaining directors, except as otherwise provided by law, may exercise the powers of the full Board until the vacancy is filled.

	2.2	Number; Election and Qualification.  The number of
directors which shall constitute the whole Board of Directors shall be determined by resolution of the stockholders or the Board of Directors, but in no event shall be less than one.
The number of directors may be increased at any time and from time to time either by the stockholders or by a majority of the directors then in office. The directors shall be elected at the annual meeting of stockholders by such stockholders as have the right to vote on such election. Directors need not be stockholders of the corporation.

	2.3	Enlargement of the Board.  The number of directors
may be increased at any time and from time to time by the stockholders or by a majority of the directors then in office.

	2.4	Tenure.  Each director shall hold office until the
next annual meeting and until his successor is elected and qualified, or until his earlier death, resignation or removal.

	2.5	Vacancies.  Unless and until filled by the
stockholders, any vacancy in the Board of Directors, however occurring, including a vacancy resulting from an enlargement of the Board, may be filled by vote of a majority of the directors then in office, although less than a quorum, or by a sole remaining director. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office, and a director chosen to fill a position resulting from an increase in the number of directors shall hold office until the next annual meeting of stockholders and until his successor is elected and qualified, or until his earlier death, resignation or removal.

	2.6	Resignation.  Any director may resign by delivering
his written resignation to the corporation at its principal office or to the President or Secretary. Such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.

	2.7	Regular Meetings.  Regular meetings of the Board of
Directors may be held without notice at such time and place, either within or without the State of Delaware, as shall be determined from time to time by the Board of Directors;
provided that any director who is absent when such a determination is made shall be given notice of the determination. A regular meeting of the Board of Directors may be held without notice immediately after and at the same place as the annual meeting of stockholders.

	2.8	Special Meetings.  Special meetings of the Board of
Directors may be held at any time and place, within or without the State of Delaware, designated in a call by the Chairman of the Board, President, two or more directors, or by one director in the event that there is only a single director in office.

	2.9	Notice of Special Meetings.  Notice of any special
meeting of directors shall be given to each director by the Secretary or by the officer or one of the directors calling the meeting. Notice shall be duly given to each director (i) by giving notice to such director in person or by telephone at least 48 hours in advance of the meeting, (ii) by sending a telegram or telex, or delivering written notice by hand, to his last known business or home address at least 48 hours in advance of the meeting, or (iii) by mailing written notice to his last known business or home address at least 72 hours in advance of the meeting. A notice or waiver of notice of a meeting of the Board of Directors need not specify the purposes of the meeting.

	2.10	Meetings by Telephone Conference Calls.  Directors
or any members of any committee designated by the directors may participate in a meeting of the Board of Directors or such committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation by such means shall constitute presence in person at such meeting.

	2.11	Quorum.  A majority of the total number of the
whole Board of Directors shall constitute a quorum at all meetings of the Board of Directors. In the event one or more of the directors shall be disqualified to vote at any meeting, then the required quorum shall be reduced by one for each such director so disqualified; provided, however, that in no case shall less than one-third (1/3) of the number so fixed constitute a quorum. In the absence of a quorum at any such meeting, a majority of the directors present may adjourn the meeting from time to time without further notice other than announcement at the meeting, until a quorum shall be present.

	2.12	Action at Meeting.  At any meeting of the Board of
Directors at which a quorum is present, the vote of a majority of those present shall be sufficient to take any action, unless a different vote is specified by law, the Certificate of Incorporation or these By-Laws.

	2.13	Action by Consent.  Any action required or
permitted to be taken at any meeting of the Board of Directors or of any committee of the Board of Directors may be taken without a meeting, if all members of the Board or committee, as the case may be, consent to the action in writing, and the written consents are filed with the minutes of proceedings of the Board or committee.

	2.14	Removal.  Any one or more or all of the directors
may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors, except that the directors elected by the holders of a particular class or series of stock may be removed without cause only by vote of the holders of a majority of the outstanding shares of such class or series.

	2.15	Committees.  The Board of Directors may, by
resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members of the committee present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution of the Board of Directors and subject to the provisions of the General Corporation Law of the State of Delaware, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation and may authorize the seal of the corporation to be affixed to all papers which may require it. Each such committee shall keep minutes and make such reports as the Board of Directors may from time to time request. Except as the Board of Directors may otherwise determine, any committee may make rules for the conduct of its business, but unless otherwise provided by the directors or in such rules, its business shall be conducted as nearly as possible in the same manner as is provided in these By-Laws for the Board of Directors.

	2.16	Compensation of Directors.  Directors may be paid
such compensation for their services and such reimbursement for expenses of attendance at meetings as the Board of Directors may from time to time determine. No such payment shall preclude any director from serving the corporation or any of its parent or subsidiary corporations in any other capacity and receiving compensation for such service.

ARTICLE 3

OFFICERS

	3.1	Enumeration.  The officers of the corporation shall
consist of a President, a Secretary, a Treasurer and such other officers with such other titles as the Board of Directors shall determine, including a Chairman of the Board, a Vice-Chairman of the Board, and one or more Vice
Presidents, Assistant Treasurers, and Assistant Secretaries.
The Board of Directors may appoint such other officers as it may deem appropriate.

	3.2	Election.  The President, Treasurer and Secretary
shall be elected annually by the Board of Directors at its first meeting following the annual meeting of stockholders.
Other officers may be appointed by the Board of Directors at such meeting or at any other meeting.

	3.3	Qualification.  No officer need be a stockholder.
Any two or more offices may be held by the same person.

	3.4	Tenure.  Except as otherwise provided by law, by
the Certificate of Incorporation or by these By-Laws, each officer shall hold office until his successor is elected and qualified, unless a different term is specified in the vote choosing or appointing him, or until his earlier death, resignation or removal.

	3.5	Resignation and Removal.  Any officer may resign by
delivering his written resignation to the corporation at its principal office or to the President or Secretary. Such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.

	Any officer may be removed at any time, with or without cause, by vote of a majority of the entire number of directors then in office.

	Except as the Board of Directors may otherwise determine, no officer who resigns or is removed shall have any right to any compensation as an officer for any period following his resignation or removal, or any right to damages on account of such removal, whether his compensation be by the month or by the year or otherwise, unless such compensation is expressly provided in a duly authorized written agreement with the corporation.

	3.6	Vacancies.  The Board of Directors may fill any
vacancy occurring in any office for any reason and may, in its discretion, leave unfilled for such period as it may determine any offices other than those of President, Treasurer and Secretary. Each such successor shall hold office for the unexpired term of his predecessor and until his successor is elected and qualified, or until his earlier death, resignation or removal.

	3.7	Chairman of the Board and Vice-Chairman of the
Board. The Board of Directors may appoint a Chairman of the Board and may designate the Chairman of the Board as Chief Executive Officer. If the Board of Directors appoints a Chairman of the Board, he shall perform such duties and possess such powers as are assigned to him by the Board of Directors. If the Board of Directors appoints a Vice-Chairman of the Board, he shall, in the absence or disability of the Chairman of the Board, perform the duties and exercise the powers of the Chairman of the Board and shall perform such other duties and possess such other powers as may from time to time be vested in him by the Board of Directors.

	3.8	President.  The President shall, subject to the
direction of the Board of Directors, have general charge and supervision of the business of the corporation. Unless otherwise provided by the Board of Directors, he shall preside at all meetings of the stockholders, if he is a director, at all meetings of the Board of Directors. Unless the Board of Directors has designated the Chairman of the Board or another officer as Chief Executive Officer, the President shall be the Chief Executive Officer of the corporation. The President shall perform such other duties and shall have such other powers as the Board of Directors may from time to time prescribe.

	3.9	Vice-Presidents.  Any Vice President shall perform
such duties and possess such powers as the Board of Directors or the President may from time to time prescribe. In the event of the absence, inability or refusal to act of the President, the Vice President (or if there shall be more than one, the Vice Presidents in the order determined by the Board of Directors) shall perform the duties of the President and when so performing shall have all the powers of and be subject to all the restrictions upon the President. The
Board of Directors may assign to any Vice President the title of Executive Vice President, Senior Vice President or any other title selected by the Board of Directors.

	3.10	Secretary and Assistant Secretaries.  The Secretary
shall perform such duties and shall have such powers as the Board of Directors or the President may from time to time prescribe. In addition, the Secretary shall perform such duties and have such powers as are incident to the office of the secretary, including without limitation the duty and power to give notices of all meetings of stockholders and special meetings of the Board of Directors, to attend all meetings of stockholders and the Board of Directors and keep a record of the proceedings, to maintain a stock ledger and prepare lists of stockholders and their addresses as required, to be custodian of corporate records and the corporate seal and to affix and attest to the same on documents.

	Any Assistant Secretary shall perform such duties and possess such powers as the Board of Directors, the President or the Secretary may from time to time prescribe. In the event of the absence, inability or refusal to act of the Secretary, the Assistant Secretary, (or if there shall be more than one, the Assistant Secretaries in the order determined by the Board of Directors) shall perform the duties and exercise the powers of the Secretary.

	In the absence of the Secretary or any Assistant
Secretary at any meeting of stockholders or directors, the person presiding at the meeting shall designate a temporary secretary to keep a record of the meeting.

	3.11	Treasurer and Assistant Treasurers.  The Treasurer
shall perform such duties and shall have such powers as may from time to time be assigned to him by the Board of Directors or the President. In addition, the Treasurer shall perform such duties and have such powers as are incident to the office of Treasurer, including without limitation the duty and power to keep and be responsible for all funds and securities of the corporation, to deposit funds of the corporation in depositories selected in accordance with these By-Laws, to disburse such funds as ordered by the Board of Directors, to make proper accounts of such funds, and to render as required by the Board of Directors statements of all such transactions and of the financial condition of the corporation.

	Any Assistant Treasurers shall perform such duties and possess such powers as the Board of Directors, the President or the Treasurer may from time to time prescribe. In the event of the absence, inability or refusal to act of the Treasurer, the Assistant Treasurer, (or if there shall be more than one, the Assistant Treasurers in the order determined by the Board of Directors) shall perform the duties and exercise the powers of the Treasurer.

	3.12	Salaries. Officers of the corporation shall be
entitled to such salaries, compensation or reimbursement as shall be fixed or allowed from time to time by the Board of Directors.

ARTICLE 4

CAPITAL STOCK

	4.1	Issuance of Stock.  Unless otherwise voted by the
stockholders and subject to the provisions of the Certificate of Incorporation, the whole or any part of any unissued balance of the authorized capital stock of the corporation or the whole or any part of any unissued balance of the authorized capital stock of the corporation held in its treasury may be issued, sold, transferred or otherwise disposed of by vote of the Board of Directors in such manner, for such consideration and on such terms as the Board of Directors may determine.

	4.2	Certificates of Stock.  Every holder of stock of
the corporation shall be entitled to have a certificate, in such form as may be prescribed by law and by the Board of Directors, certifying the number and class of shares owned by him in the corporation. Each such certificate shall be signed by, or in the name of the corporation by, the Chairman or Vice-Chairman, if any, of the Board of Directors, or the President or a Vice President, and the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant
Secretary of the corporation. Any or all of the signatures on the certificate may be a facsimile.

	Each certificate for shares of stock which are subject to any restriction on transfer pursuant to the Certificate of Incorporation, the By-Laws, applicable securities laws or any agreement among any number of shareholders or among such holders and the corporation shall have conspicuously noted on the face or back of the certificate either the full text of the restriction or a statement of the existence of such restriction.

	4.3	Transfers.  Except as otherwise established by
rules and regulations adopted by the Board of Directors, and subject to applicable law, shares of stock may be transferred on the books of the corporation by the surrender to the corporation or its transfer agent of the certificate representing such shares properly endorsed or accompanied by a written assignment or power of attorney properly executed, and with such proof of authority or the authenticity of signature as the corporation or its transfer agent may reasonably require. Except as may be otherwise required by law, by the Certificate of Incorporation or by these By-Laws, the corporation shall be entitled to treat the record holder of stock as shown on its books as the owner of such stock for all purposes, including the payment of dividends and the right to vote with respect to such stock, regardless of any transfer, pledge or other disposition of such stock until the shares have been transferred on the books of the corporation in accordance with the requirements of these By-Laws.

	4.4	Lost, Stolen or Destroyed Certificates.  The
corporation may issue a new certificate of stock in place of any previously issued certificate alleged to have been lost, stolen, or destroyed, upon such terms and conditions as the Board of Directors may prescribe, including the presentation of reasonable evidence of such loss, theft or destruction and the giving of such indemnity as the Board of Directors may require for the protection of the corporation or any transfer agent or registrar.

	4.5	Record Date.  The Board of Directors may fix in
advance a date as a record date for the determination of the stockholders entitled to notice of or to vote at any meeting of stockholders or to express consent (or dissent) to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action. Such record date shall not be more than 60 nor less than 10 days before the date of such meeting, nor more than 60 days prior to any other action to which such record date relates.

	If no record date is fixed, the record date for determining stockholders entitled to notice of or vote at a meeting of stockholders shall be at the close of business on the day before the day on which notice is given, or, if notice is waived, at the close of business on the day before the day on which the meeting is held. The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed. The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating to such purpose.

	A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.


ARTICLE 5

GENERAL PROVISIONS

	5.1	Fiscal Year.  Except as from time to time otherwise
designated by the Board of Directors, the fiscal year of the corporation shall begin on the first day of January in each year and end on the last day of December in each year.

	5.2	Corporate Seal.  The corporate seal shall be in
such form as shall be approved by the Board of Directors.

	5.3	Waiver of Notice.  Whenever any notice whatsoever
is required to be given by law, by the Certification of Incorporation or by these By-Laws, a waiver of such notice either in writing signed by the person entitled to such notice or such person's duly authorized attorney, or by telegraph, cable or any other available method, whether before, at or after the time stated in such waiver, or the appearance of such person or persons at such meeting in person or by proxy, shall be deemed equivalent to such notice.

	5.4	Voting of Securities.  Except as the directors may
otherwise designate, the President or Treasurer may waive notice of , and act as, or appoint any person or persons to act as, proxy or attorney-in-fact for this corporation (with or without power of substitution) at, any meeting of stockholders or shareholders of any other corporation or organization, the securities of which may be held by this corporation.

	5.5	Evidence of Authority.  A certificate by the
Secretary, or an Assistant Secretary, or a temporary Secretary, as to any action taken by the stockholders, directors, a committee or any officer or representative of the corporation shall as to all persons who rely on the certificate in good faith by conclusive evidence of such action.

	5.6	Certificate of Incorporation.  All references in
these By-Laws to the Certificate of Incorporation shall be deemed to refer to the Certificate of Incorporation of the corporation, as amended and in effect from time to time.

	5.7	Transactions with Interested Parties.  No contract
or transaction between the corporation and one or more of the directors or officers, or between the corporation and any other corporation, partnership, association, or other organization in which one or more of the directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or a committee of the Board of Directors which authorizes the contract or transaction or solely because his or their votes are counted for such purpose, if:

(1)	The material facts as to his relationship or
interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum;

(2)	The material facts as to his relationship or
interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

(3)	The contract or transaction is fair as to the
corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee of the Board of Directors, or the stockholders.

	Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

	5.8	Severability.  Any determination that any provision
of these By-Laws is for any reason inapplicable, illegal or ineffective shall not affect or invalidate any other provision of these By-Laws.

	5.9	Pronouns.  All pronouns used in these By-Laws shall
be deemed to refer to the masculine, feminine or neuter, singular or plural, as the identity of the person or persons may require.


ARTICLE 6

AMENDMENTS

	6.1	By the Board of Directors.  These By-Laws may be
altered, amended or repealed or new by-laws may be adopted by the affirmative vote of a majority of the directors present at any regular or special meeting of the Board of Directors at which a quorum is present.

	6.2	By the Stockholders.  These By-Laws may be altered,
amended or repealed or new by-laws may be adopted by the affirmative vote of the holders of a majority of the shares of the capital stock of the corporation issued and outstanding and entitled to vote at any regular meeting of stockholders, or at any special meeting of stockholders, provided notice of such alteration, amendment, repeal or adoption of new by-laws shall have been stated in the notice of such special meeting.







=================================================================

	CREDIT AGREEMENT
	Dated as of April 15, 1998

	between


	SHARED TECHNOLOGIES CELLULAR, INC.,
	as Borrower

	and

	SALOMON BROTHERS HOLDING COMPANY INC,
	as Lender



=================================================================



		ARTICLE I	DEFINITIONS
	1.01.  Certain Defined Terms.	1
	1.02.  Computation of Time Periods.	17
	1.03.  Accounting Terms.	17
	1.04.  Other Terms.	17



	ARTICLE II	AMOUNT AND TERMS OF LOAN; AUTHORIZED
REPRESENTATIVES
	2.01.  Making of the Loan.	18
	2.02.  Use of Proceeds of Loan.	18
	2.03.  Repayment of the Loan.	18
	2.04.  Authorized Officers and Agents.	20


		ARTICLE III	INTEREST AND FEE
	3.01.  Interest on the Loan and other Obligations..	21
	3.02.  Facility Fee.	21


		ARTICLE IV	CONDITIONS TO THE LOAN
	4.01.  Conditions Precedent to the Loan.	21


		ARTICLE V	REPRESENTATIONS AND WARRANTIES
	5.01.  Representations and Warranties of the Borrower.	23


		ARTICLE VI	REPORTING COVENANTS
	6.01.  Financial Statements.	31
	6.02.  Events of Default.	32
	6.03.  Lawsuits.	32
	6.04.  Environmental Notices.	33
	6.05.  Other Indebtedness.	33
	6.06.  Other Reports.	33
	6.07.  Other Information.	34


		ARTICLE VII	AFFIRMATIVE COVENANTS

	7.01.  Corporate Existence, Etc.	34
	7.02.  Corporate Powers; Conduct of Business.	34
	7.03.  Compliance with Laws, Etc. 	34
	7.04.  Payment of Taxes and Claims; Tax Consolidation.	34
	7.05.  Insurance.	35
	7.06.  Inspection of Property; Books and Records;
Discussions
	.	35
	7.07.  Insurance Proceeds.	36
	7.08.  ERISA Compliance.  	36
	7.09.  Maintenance of Property.	36


		ARTICLE VIII	NEGATIVE COVENANTS

	8.01.  Indebtedness.	37
	8.02.  Sales of Assets.	38
	8.03.  Liens.	39
	8.04.  Investments.  	39
	8.05.  Restricted Junior Payments	40
	8.06.  Conduct of Business.	40
	8.07.  Transactions with Shareholders and Affiliates.	40
	8.08.  Restriction on Fundamental Changes	41
	8.09.  Sales and Leasebacks.	41
	8.10.  Margin Regulations; Securities Laws.	41
	8.11.  Issuance of Equity Securities.  	41
	8.12.  Organizational Documents; Documents Pertaining to
Other
Indebtedness for Borrowed Money.	41


		ARTICLE IX	FINANCIAL COVENANTS
	9.01.  Net Worth.  	42
	9.02.  Interest Coverage Ratio.	42


		ARTICLE X	EVENTS OF DEFAULT; RIGHTS AND REMEDIES

	10.01.  Events of Default.	42
	10.02.  Rights and Remedies.	45


		ARTICLE XI	YIELD PROTECTION

	11.01.  Taxes.	46
	11.02.  Changes; Legal Restrictions.	47
	11.03.  Illegality.  	48
	11.04.  Limitation on Additional Amounts Payable by
			the Borrower.	48

		ARTICLE XII	MISCELLANEOUS

	12.01.  Assignments and Participations.	49
	12.02.  Expenses.	49
	12.03.  Indemnity.	50
	12.04.  Change in Accounting Principles.	51
	12.05.  Setoff; Protective Advances.	52
	12.06.  Amendments and Waivers.	52
	12.07.  Notices.	53
	12.08.  Survival of Warranties and Agreements.	53
	12.09.  Failure or Indulgence Not Waiver; Remedies
Cumulative
	53
	12.10.  Marshalling; Payments Set Aside.	53
	12.11.  Severability.	54
	12.12.  Headings.	54
	12.13.  Governing Law.	54
	12.14.  Limitation of Liability.	54
	12.15.  Successors and Assigns	54
	12.16.  Certain Consents and Waivers of the Borrower.	54
	12.17.  Counterparts; Effectiveness; Inconsistencies.	55
	12.18.  Limitation on Agreements	56
	12.19.  Confidentiality.	56
	12.20.  Entire Agreement.	56
	12.21.  Advice of Counsel.	56


	CREDIT AGREEMENT


		This Credit Agreement dated as of April 15, 1998 (as amended, supplemented or modified from time to time, the "Agreement") is entered into between Shared Technologies Cellular, Inc., a Delaware corporation (the "Borrower") and Salomon
Brothers Holding Company Inc., a Delaware corporation (the
"Lender").


	ARTICLE I
	DEFINITIONS

		1.01. Certain Defined Terms. The following terms used in this Agreement shall have the following meanings, applicable both to the singular and the plural forms of the terms defined:

		"Accommodation Obligation" means any Contractual Obligation, contingent or otherwise, of one Person with respect to any Indebtedness, obligation or liability of another, if the primary purpose or intent thereof by the Person incurring the Accommodation Obligation is to provide assurance to the obligee of such Indebtedness, obligation or liability of another that such Indebtedness, obligation or liability will be paid or discharged, or that any agreements relating thereto will be complied with, or that the holders thereof will be protected (in whole or in part) against loss in respect thereof including, without limitation, direct and indirect guarantees, endorsements (except for collection or deposit in the ordinary course of business), notes co-made or discounted, recourse agreements, take-or-pay agreements, keep-well agreements, agreements to purchase or repurchase such Indebtedness, obligation or liability or any security therefor or to provide funds for the payment or discharge thereof, agreements to maintain solvency, assets, level of income, or other financial condition, and agreements to make payment other than for value received. The amount of any Accommodation Obligation shall be equal to the amount of the Indebtedness, obligation or liability so guaranteed or otherwise supported; provided, that (i) if the liability of the Person extending such guaranty or support is limited with respect thereto to an amount less than the Indebtedness, obligation or liability guaranteed or supported, or is limited to recourse against a particular asset or assets of such Person, the amount of the corresponding Accommodation Obligation shall be limited (in the case of a guaranty or other support limited by amount) to such lesser amount or (in the case of a guaranty or other support limited by recourse to a particular asset or assets) to the higher of the fair market value of such asset or assets at the date for determination of the amount of the Accommodation Obligation or the value at which such asset or assets would, in conformity with GAAP, be reflected on or valued for the purposes of preparing a consolidated balance sheet of such Person as at such determination date; and (ii) if any obligation or liability is guaranteed or otherwise supported jointly and severally by a Person and others, then the amount of the obligation or liability of such Person with respect to such guaranty or other support to be included in the amount of such Person's Accommodation Obligation shall be the whole principal amount so guaranteed or otherwise supported.

		"Affiliate", as applied to any Person, means any other Person that directly or indirectly controls, is controlled by, or is under common control with, that Person. For purposes of this definition, "control" (including, with correlative meanings, the terms "controlling", "controlled by" and "under common control with"), as applied to any Person, means the possession, directly or indirectly, of the power to vote five percent (5.0%) or more of the Securities having voting power for the election of directors of such Person or otherwise to direct or cause the direction of the management and policies of that Person, whether through the ownership of voting Securities or by contract or otherwise.

		"Agreement" is defined in the preamble hereto.

		"Base Rate" means , for any period, a fluctuating interest rate per annum as shall be in effect from time to time, which rate per annum shall at all times be equal to the highest of:

		(i)	the rate of interest announced publicly by
Citibank, N.A. in New York, New York from time to time, as Citibank, N.A.'s base rate; and

	    (ii)	the sum (adjusted to the nearest one-quarter of one
percent (0.25%) or, if there is no nearest one-quarter of one percent (0.25%), to the next higher one-quarter of one percent
(0.25%)) of (A) one-half of one percent (0.50%) per annum plus (B) the rate per annum obtained by dividing (I) the latest three-week moving average of secondary market morning offering rates in the United States for three-month certificates of deposit of major
United States money market banks, such three-week moving average
(adjusted to the basis of a year of 360 days) being determined weekly on each Monday (or, if any such day is not a Business Day, on the next succeeding Business Day) for the three-week period ending on the previous Friday (or, if such day is not a Business Day, on the next preceding Business Day) by Citibank, N.A. on the basis of such rates reported by certificate of deposit dealers to, and published by, the Federal Reserve Bank of New
York, or, if such publication shall be suspended or terminated, on the basis of quotations for such rates received by Citibank, N.A.
from three (3) New York certificate of deposit dealers of recognized standing selected by Citibank, N.A., by (II) a percentage equal to 100% minus the average of the daily percentages specified during such three-week period by the Federal
Reserve Board (or any successor) for determining the maximum reserve requirement (including, but not limited to, any emergency, supplemental or other marginal reserve requirement) for Citibank, N.A. in respect of liabilities consisting of or including (among other liabilities) three-month Dollar nonpersonal time deposits in the United States plus (C) the average during such three-week period of the annual assessment rates estimated by Citibank, N.A. for determining the then current annual assessment payable by Citibank, N.A. to the Federal Deposit Insurance
Corporation (or any successor) for insuring Dollar deposits of Citibank, N.A. in the United States; and

		(iii) the sum of (A) one-half of one percent (0.50%) per annum plus (B) the Federal Funds Rate in effect from time to time during such period.

		"Base Rate Margin" means a rate equal to two and one-half percent (2.50%) per annum.

		"Borrower" is defined in the preamble of this Agreement.

		"Business Activity Report" means (A) a Notice of
Business Activities Report from the State of New Jersey Division of Taxation or (B) a Minnesota Business Activity Report from the
Minnesota Department of Revenue.

		"Business Day" means a day, in the applicable local time, which is not a Saturday or Sunday or a legal holiday and on which banks are not required or permitted by law or other governmental action to close in New York, New York.

		"Capital Lease" means any lease of any property (whether real, personal or mixed) by a Person as lessee which, in conformity with GAAP, is accounted for as a capital lease on the balance sheet of that Person.

		"Capital Stock" means, with respect to any Person, any capital stock of such Person, regardless of class or designation, and all warrants, options, purchase rights, conversion or exchange rights, voting rights, calls or claims of any character with respect thereto.

		"Cash Equivalents" means (i) marketable direct obligations issued or unconditionally guaranteed by the United States government and backed by the full faith and credit of the United States government; and (ii) domestic and Eurodollar certificates of deposit and time deposits, bankers' acceptances and floating rate certificates of deposit issued by any commercial bank organized under the laws of the United States, any state thereof, the District of Columbia, any foreign bank, or its branches or agencies (fully protected against currency fluctuations), which, at the time of acquisition, are rated A-1 (or better) by Standard & Poor's Corporation or
P-
1 (or better) by Moody's Investors Services, Inc.; provided, that the maturities of such Cash Equivalents shall not exceed one (1) year.

		"Cash Interest Expense" means, for any period, total interest expense, whether paid or accrued, but without duplication, (including the interest component of Capital Leases) of the Borrower and its Subsidiaries, which is payable in cash, all as determined in conformity with GAAP.

		"CERCLA" means the Comprehensive Environmental Response,
Compensation and Liability Act of 1980, 42 U.S.C.    9601 et seq.,
any amendments thereto, any successor statutes, and any regulations promulgated thereunder.

		"Change of Control" means the occurrence of any of the following: (i) the percentage of the Capital Stock of the Borrower and voting rights with respect thereto owned or controlled by Anthony Autorino or Vincent DiVincenzo, respectively, as of the Closing Date decreasing by more than five percent (5%) or (ii) any transaction or series of transactions (including, without limitation, a tender offer, merger or consolidation) the result of which is that any "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act) becomes the "beneficial owner" (as defined in Rule 13(d)(3) under the Securities Exchange Act) of more than fifty percent (50%) of the total aggregate voting power of all classes of the Capital
Stock of the Borrower which is voting stock and/or warrants or options to acquire such Capital Stock, calculated on a fully diluted basis.

		"Claim" means any claim or demand, by any Person, of whatsoever kind or nature for any alleged Liabilities and Costs, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute, Permit, ordinance or regulation, common law or otherwise.

		"Closing Date" means April 15, 1998.

		"Collateral" means all Property and interests in Property now owned or hereafter acquired by the Borrower or any of its Subsidiaries upon which a Lien is granted under any of the Loan Documents.

		"Collateral Agent" means Salomon Brothers Holding
Company Inc in its capacity as "Collateral Agent" under that certain Security Agreement of even date with this Agreement among the Borrower, the Lender, the Other Bridge Lenders, and
Salomon Brothers Holding Company Inc in such capacity.

		"Commission" means the Securities and Exchange
Commission and any Person succeeding to the functions thereof.

		"Compliance Certificate" is defined in Section 7.01(d).

		"Contaminant" means any waste, pollutant, hazardous substance, toxic substance, hazardous waste, special waste, petroleum or petroleum-derived substance or waste, radioactive materials, asbestos (in any form or condition), polychlorinated biphenyls (PCBs), or any constituent of any such substance or waste, and includes, but is not limited to, these terms as defined in federal, state or local laws or regulations.

		"Contractual Obligation", as applied to any Person, means any provision of any Securities issued by that Person or any indenture, mortgage, deed of trust, security agreement, pledge agreement, guaranty, contract, undertaking, agreement or instrument to which that Person is a party or by which it or any of its properties is bound, or to which it or any of its properties is subject.

		"Customary Permitted Liens" means

		(i) Liens (other than Environmental Liens and Liens in favor of the PBGC) with respect to the payment of taxes, assessments or governmental charges in all cases which are not yet due or which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves or other appropriate provisions are being maintained in accordance with GAAP;

		(ii) statutory Liens of landlords and Liens of suppliers, mechanics, carriers, materialmen, warehousemen or workmen and other Liens imposed by law created in the ordinary course of business for amounts not yet due or which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves or other appropriate provisions are being maintained in accordance with GAAP;

		(iii) Liens (other than any Lien in favor of the PBGC) incurred or deposits made in the ordinary course of business in connection with worker's compensation, unemployment insurance or other types of social security benefits or to secure the performance of bids, tenders, sales, contracts (other than for the repayment of borrowed money), surety, appeal and performance bonds; provided that (A) all such Liens do not in the aggregate materially detract from the value of the Borrower's or any of its Subsidiaries' assets or Property or materially impair the use thereof in the operation of their respective businesses, and (B) all Liens of attachment or judgment and Liens securing bonds to stay judgments or in connection with appeals do not secure at any time an aggregate amount exceeding $100,000; and

		(iv) Liens arising with respect to zoning restrictions, easements, licenses, reservations, covenants, rights-of-way, utility easements, building restrictions and other similar charges or encumbrances on the use of Real Property which do not interfere with the ordinary conduct of the business of the Borrower or any of its Subsidiaries.

		"Designated Prepayment" means any mandatory prepayment required by Section 2.03(d)(i) or Section 2.03(d)(ii).

		"DOL" means the United States Department of Labor and any Person succeeding to the functions thereof.

		"Dollars" and "$" mean the lawful money of the United
States.

		"EBITDA" means, for any period, the amount calculated, without duplication, for such period as (i) the Borrower's consolidated net income, plus (ii) the Borrower's consolidated depreciation and amortization expense and other non-cash expenses, plus (iii) Cash Interest Expense, plus (iv) the
Borrower's consolidated federal, state, and local income taxes deducted from net income in accordance with GAAP, plus (v) extraordinary losses (and any unusual losses arising in or outside of the ordinary course of business of the Borrower and its Subsidiaries not included in extraordinary losses determined in accordance with GAAP) which have been included in the determination of the Borrower's consolidated net income minus extraordinary gains (and any unusual gains arising in or outside of the ordinary course of business of the Borrower and its Subsidiaries not included in extraordinary gains determined in accordance with GAAP) which have been included in the determination of the Borrower's consolidated net income.

		"Employee Pension Benefit Plan" means an employee benefit plan within the meaning of Section 3(2) of ERISA.

		"Environmental, Health or Safety Requirements of Law" means all Requirements of Law derived from or relating to any federal, state or local law, ordinance, rule, regulation, Permit, license or other binding determination of any Governmental
Authority relating to, imposing liability or standards concerning, or otherwise addressing, the environment, health and/or safety, including, but not limited to the Clean Air Act, the Clean Water
Act, CERCLA, RCRA, any so-called "Superfund" or "Superlien" law, the Toxic Substances Control Act and OSHA, and public health codes, each as from time to time in effect.

		"Environmental Lien" means a Lien in favor of any Governmental Authority for any (i) liabilities under any Environmental, Health or Safety Requirement of Law, or (ii) damages arising from, or costs incurred by such Governmental Authority in response to, a Release or threatened Release of a Contaminant into the environment.

		"Equipment" means, with respect to any Person, all of such Person's present and future (i) equipment, including, without limitation, machinery, manufacturing, distribution, selling, data processing and office equipment, assembly systems, tools, molds, dies, fixtures, appliances, furniture, furnishings, vehicles, vessels, aircraft, aircraft engines, and trade fixtures,
(ii) other tangible personal property (other than such Person's Inventory), and (iii) any and all accessions, parts and appurtenances attached to any of the foregoing or used in connection therewith, and any substitutions therefor and replacements, products and proceeds thereof.

		"ERISA" means the Employee Retirement Income Security
Act of 1974, 29 U.S.C.    1000 et seq., any amendments thereto,
any successor statutes, and any regulations or guidance promulgated thereunder.

		"ERISA Affiliate" means (i) any corporation which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Internal Revenue Code) as the Borrower; (ii) a partnership or other trade or business
(whether or not incorporated) which is under common control
(within the meaning of Section 414(c) of the Internal Revenue
Code) with the Borrower; and (iii) a member of the same affiliated service group (within the meaning of Section 414(m) of the Internal Revenue Code) as the Borrower, any corporation described in clause (i) above or any partnership or trade or business described in clause (ii) above.

		"Event of Default" means any of the occurrences set forth in Section 10.01 after the expiration of any applicable grace period, as expressly provided in Section
10.01.

		"Facility Fee" is defined in Section 3.02.

		"Federal Reserve Board" means the Board of Governors of the Federal Reserve System or any Governmental Authority succeeding to its functions.

		"Financial Statements" means (i) statements of income and retained earnings, statements of cash flow, and balance sheets, (ii) such other financial statements as the Borrower and its Subsidiaries shall routinely and regularly prepare and (iii) such other financial statements as the Lender may from time to time reasonably specify.

		"GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the American Institute of Certified Public
Accountants' Accounting Principles Board and Financial Accounting Standards Board or in such other statements by such other entity as may be in general use by significant segments of the accounting profession as in effect on the date hereof (unless otherwise specified herein as in effect on another date or dates).

		"General Intangibles" means, with respect to any Person, all of such
Person's present and future (i) general intangibles, (ii) trademarks, registered trademarks, trademark applications, service marks, registered service marks, service mark applications, patents, registered patents, patent applications, trade names, rights of use of any name, labels, fictitious names, inventions, designs, trade secrets, computer programs, software, printouts and other computer materials, goodwill, registrations, copyrights, copyright applications, permits, licenses, franchises, customer lists, credit files, correspondence, and advertising materials, and (iii) rights under license and franchise agreements, and other contracts and contract rights.

		"Governmental Authority" means any nation or government, any federal, state, local or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

		"Holder" means any Person entitled to enforce any of the Obligations, whether or not such Person holds any evidence of Indebtedness, including, without limitation, the Lender.

		"Indebtedness", as applied to any Person, means, at any time, without duplication, (a) all indebtedness, obligations or other liabilities of such Person
(i) for borrowed money or evidenced by debt Securities, debentures, acceptances, notes or other similar instruments, and any accrued interest, fees and charges relating thereto, (ii) with respect to letters of credit issued for such Person's account, (iii) to pay the deferred purchase price of property or services, except accounts payable and accrued expenses arising in the ordinary course of business,
(iv) in respect of Capital Leases, (v) which are Accommodation Obligations, or (vi) under warranties and indemnities arising outside of the ordinary course of such
Person's business; (b) all indebtedness, obligations or other liabilities of such
Person or others secured by a Lien on any property of such Person, whether or not such indebtedness, obligations or liabilities are assumed by such Person, all as of such time; (c) all indebtedness, obligations or other liabilities of such Person in respect of interest rate contracts and foreign exchange contracts, net of liabilities owed to such Person by the counterparties thereon; (d) all preferred stock subject
(upon the occurrence of any contingency or otherwise) to mandatory redemption; and
(e) all contingent Contractual Obligations with respect to any of the foregoing.

		"Indemnified Matters" is defined in Section 12.03.

		"Indemnitees" is defined in Section 12.03.

		"Interest Coverage Ratio" means, for any period, the ratio of (i) EBITDA to
(ii) Cash Interest Expense.

		"Internal Revenue Code" means the Internal Revenue Code of 1986, as amended
to the date hereof and from time to time hereafter, any successor statute and any regulations or guidance promulgated thereunder.

		"Inventory" means, with respect to any Person, all of such Person's present and future (i) inventory, (ii) goods, merchandise and other personal property furnished or to be furnished under any contract of service or intended for sale or lease, and all consigned goods and all other items which have previously constituted
Equipment of such Person but are then currently being held for sale or lease in the ordinary course of such Person's business, (iii) raw materials, work-in-process and finished goods, (iv) materials and supplies of any kind, nature or description used or consumed in such Person's business or in connection with the manufacture, production, packing, shipping, advertising, finishing or sale of any of the property described in clauses (i) through (iii) above, (v) goods in which such Person has a joint or other interest or right of any kind (including, without limitation, goods in which such Person has an interest or right as consignee), and (vi) goods which are returned to or repossessed by such Person; in each case whether in the possession of such Person, a bailee, a consignee, or any other Person for sale, storage, transit, processing, use or otherwise, and any and all documents for or relating to any of the foregoing.

		"Investment" means, with respect to any Person, (i) any purchase or other acquisition by that Person of Securities, or of a beneficial interest in Securities, issued by any other Person, (ii) any purchase by that Person of all or substantially all of the assets of a business conducted by another Person, and
(iii) any loan,
advance (other than deposits with financial institutions available for withdrawal on demand, prepaid expenses, accounts receivable, advances to employees and similar items made or incurred in the ordinary course of business) or capital contribution by that Person to any other Person, including all Indebtedness to such Person arising from a sale of property by such Person other than in the ordinary course of its business. The amount of any Investment shall be the original cost of such
Investment, plus the cost of all additions thereto less the amount of any return of capital or principal to the extent such return is in cash with respect to such
Investment without any adjustments for increases or decreases in value or write-ups, write-downs or write-offs with respect to such Investment.

		"IRS" means the Internal Revenue Service and any Person succeeding to the functions thereof.

		"Lender" is defined in the preamble of this Agreement.

		"Liabilities and Costs" means all liabilities, obligations, responsibilities, losses, damages, personal injury, death, punitive damages, economic damages, consequential damages, treble damages, intentional, willful or wanton injury, damage or threat to the environment, natural resources or public health or welfare, costs and expenses (including, without limitation, attorney, expert and consulting fees and costs and fees and costs associated with any investigation, feasibility or Remedial Action studies), fines, penalties and monetary sanctions, interest, direct or indirect, known or unknown, absolute or contingent, past, present or future.

		"Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment, conditional sale agreement, deposit arrangement, security interest, encumbrance, lien (statutory or other and including, without limitation, any
Environmental Lien), preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever in respect of any property of a Person, whether granted voluntarily or imposed by law, and includes the interest of a lessor under a Capital Lease or under any financing lease having substantially the same economic effect as any of the foregoing and the filing of any financing statement or similar notice (other than a financing statement filed by a "true" lessor pursuant to
  9-408 of the Uniform Commercial Code), naming the owner of such property as debtor, under the Uniform Commercial Code or other comparable law of any jurisdiction.

		"Loan" is defined in Section 2.01.

		"Loan Account" is defined in Section 2.03(i).

		"Loan Documents" means this Agreement and all other instruments, agreements and written Contractual Obligations between the Borrower or any Subsidiary of the
Borrower and the Lender delivered to the Lender pursuant to or in connection with the transactions contemplated hereby.

		"Margin Stock" means "margin stock" as such term is defined in Regulation
U
and Regulation G.

		"Material Adverse Effect" means a material adverse effect upon (i) the financial condition, operations, assets or prospects of the Borrower or any of its
Subsidiaries, (ii) the ability of the Borrower or any of its Subsidiaries to perform their respective obligations under the Loan Documents, or (iii) the ability of the
Lender to enforce any of the Loan Documents.

		"Maturity Date" means the earlier to occur of (i) July
1, 1999 (or, if not
a Business Day, the next preceding Business Day) and (ii) the date of acceleration of the Obligations pursuant to Section 10.02.

		"MIS" means computerized management information system for recording and maintenance of information regarding purchases, sales, aging, categorization, and locations of Inventory, creation and aging of Receivables, and accounts payable
(including agings thereof).

		"Net Cash Proceeds of Issuance of Equity Securities or
Indebtedness" means
(i) net cash proceeds (including cash, equivalents readily convertible into cash, and such proceeds of any notes received as consideration or any other non-cash consideration) received by the Borrower or any of its Subsidiaries at any time after the Closing Date on account of the issuance of (a) equity
Securities of the Borrower
or any of its Subsidiaries (other than Capital Stock of a Subsidiary issued to the
Borrower or to a Subsidiary of the Borrower and Capital Stock issued as a result of conversion of Indebtedness permitted under Section 8.01(i)) or (b) Indebtedness
(other than Indebtedness permitted under Section 8.01) of the Borrower or any of its
Subsidiaries, in each case net of all transaction costs and underwriters' discounts with respect thereto; and (ii) proceeds (other than proceeds received as a result of conversion of Indebtedness permitted under Section 8.01(i)) received by the Borrower at any time after the Closing Date as a contribution to its capital on account of the issuance of equity Securities of the Borrower; provided however that proceeds described in clauses (i) and (ii) shall not be deemed to be "Net
Cash Proceeds of
Issuance of Equity Securities or Indebtedness" unless the aggregate amount of such proceeds received after the Closing Date exceeds $100,000.

		"Net Cash Proceeds of Sale" means (i) proceeds received by the Borrower or any of its Subsidiaries in cash (including cash, equivalents readily convertible into cash, and such proceeds of any notes received as consideration of any other non-cash consideration) from the sale, assignment or other disposition of (but not the lease or license of) any Property, other than sales permitted under
Section 8.02, net of
(a) the costs of sale, assignment or other disposition, (b) any income, franchise, transfer or other tax liability arising from such transaction and
(c) amounts
applied
to the repayment of Indebtedness (other than the Obligations) secured by a Lien permitted by Section 8.03 on the asset disposed of, if such net proceeds arise from any individual sale, assignment or other disposition or from any group of related sales, assignments or other dispositions; and (ii) proceeds of insurance on account of the loss of or damage to any Property of, or interruption of the business of, the
Borrower with respect to which the Lender is named as loss payee; provided however that proceeds described in clauses (i) and (ii) shall not be deemed to be "Net Cash
Proceeds of Sale" unless the aggregate amount of such proceeds received after the
Closing Date exceeds $100,000.

		"Obligations" means all loans (including, without limitation, the Loan), advances, debts, liabilities, obligations, covenants and duties owing by the
Borrower
to the Lender, any Affiliate of the Lender, or any Person entitled to indemnification pursuant to Section 12.03 of this Agreement, of any kind or nature, present or future, whether or not evidenced by any note, guaranty or other instrument, arising under this Agreement or any other Loan Document, whether or not for the payment of money, whether arising by reason of an extension of credit, opening or amendment of a
Letter of Credit or payment of any draft drawn thereunder, loan, guaranty, indemnification, foreign exchange contract, or in any other manner, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising and however acquired. The term includes, without limitation, all interest, charges, expenses, fees, attorneys' fees and disbursements and any other sum chargeable to the Borrower under this Agreement or any other Loan Document.

		"Officer's Certificate" means a certificate executed on behalf of the
Borrower by the chairman or vice-chairman of its board of directors (if an officer of such corporation) or its president, any of its vice-presidents, its chief financial officer, or its treasurer.

		"Operating Lease" means, as applied to any Person, any lease of any property (whether real, personal or mixed) by that Person as lessee which is not a
Capital Lease.

		"Organizational Documents" means, with respect to any corporation, limited liability company, or partnership (i) the articles/certificate of incorporation (or the equivalent organizational documents) of such corporation or limited liability company, (ii) the partnership agreement executed by the partners in the partnership,
(iii) the by-laws (or the equivalent governing documents) of the corporation, limited liability company or partnership, and (iv) any document setting forth the designation, amount and/or relative rights, limitations and preferences of any class or series of such corporation's Capital Stock or such limited liability company's or partnership's equity or ownership interests.

		"OSHA" means the Occupational Safety and Health Act of
1970, 29 U.S.C.
651 et seq., any amendments thereto, any successor statutes and any regulations or guidance promulgated thereunder.

		"Other Bridge Financing" means the provision of loans to the Borrower by
Anthony D. Autorino and such other Person(s) as is(are) satisfactory to Lender in an aggregate principal amount of $2,000,000 maturing on the Maturity
Date and subject
to
substantially similar terms and conditions to those set forth in this Agreement and in any event on terms and conditions no more favorable to the lenders than those set forth in this Agreement.

		"Other Bridge Lenders" means Anthony D. Autorino and the other Person(s) described in the definition of "Other Bridge Financing".

		"Permits" means any permit, approval, authorization license, variance, or permission required from a Governmental Authority or other Person under an applicable
Requirement of Law.

		"Permitted Equity Securities Options" means the subscriptions, options, warrants, rights, convertible securities and other agreements or commitments relating to the issuance of equity Securities of the Borrower or any Subsidiary of the
Borrower identified as such on Schedule 1.01.1.

		"Permitted Existing Accommodation Obligations" means those Accommodation
Obligations of the Borrower and its Subsidiaries identified as such on Schedule
1.01.2.

		"Permitted Existing Indebtedness" means the Indebtedness of the Borrower and its Subsidiaries identified as such on Schedule 1.01.3.

		"Permitted Existing Investments" means those Investments identified as such on Schedule 1.01.4.

		"Permitted Existing Liens" means the Liens on assets of the Borrower or any of its Subsidiaries identified as such on Schedule 1.01.5.

		"Person" means any natural person, corporation, limited liability company, limited partnership, general partnership, joint stock company, joint venture, association, company, trust, bank, trust company, land trust, business trust or other organization, whether or not a legal entity, and any Governmental
Authority.

		"Potential Event of Default" means an event which, with the giving of notice or the lapse of time, or both, would constitute an Event of Default.

		"Pro Rata Share" means, with respect to any Other Bridge Lender, the percentage obtained by dividing (i) the principal amount of the loan made by such
Other Bridge Lender with respect to the Other Bridge Financing by
(ii) the sum of
(a)
the aggregate principal amount of the loans made by the Other
Bridge Lenders with
respect to the Other Bridge Financing plus (b) $2,000,000.

		"Projections" means the financial projections
(including, without
limitation, capital expenditure budget) and assumptions prepared by the Borrower dated as of the Closing Date and attached hereto as Exhibit A.

		"Property" means any Real Property or personal property, plant, building, facility, structure, underground storage tank or unit, Equipment, Inventory, General
Intangible, Receivable, or other asset owned, leased or operated by the Borrower or any Subsidiary of the Borrower, as applicable, (including any surface water thereon, and soil and groundwater thereunder).

		"Protective Advance" is defined in Section 12.05(b).

		"RCRA" means the Resource Conservation and Recovery Act of 1976, 42 U.S.C.
   6901 et seq., any amendments thereto, any successor statutes, and any regulations promulgated thereunder.

		"Real Property" means, with respect to any Person, all of such Person's present and future right, title and interest (including, without limitation, any leasehold estate) in (i) any plots, pieces or parcels of land,
(ii) any
improvements,
buildings, structures and fixtures now or hereafter located or erected thereon or attached thereto of every nature whatsoever (the rights and interests described in clauses (i) and (ii) above being the "Premises"), (iii) all easements, rights of way, gores of land or any lands occupied by streets, ways, alleys, passages, sewer rights, water courses, water rights and powers, and public places adjoining such land, and any other interests in property constituting appurtenances to the Premises, or which hereafter shall in any way belong, relate or be appurtenant thereto, (iv) all hereditaments, gas, oil, minerals (with the right to extract, sever and remove such gas, oil and minerals), and easements, of every nature whatsoever, located in or on the Premises and (v) all other rights and privileges thereunto belonging or apper-taining and all extensions, additions, improvements, betterments, renewals, substitutions and replacements to or of any of the rights and interests described in clauses (iii) and (iv) above.

		"Receivables" means, with respect to any Person, all of such Person's present and future (i) accounts, (ii) contract rights, chattel paper, instruments, documents, deposit accounts, and other rights to payment of any kind, whether or not arising out of or in connection with the sale or lease of goods or the rendering of services, and whether or not earned by performance, (iii) any of the foregoing which are not evidenced by instruments or chattel paper, (iv) intercompany receivables, and any security documents executed in connection therewith, (v) proceeds of any letters of credit or insurance policies on which such Person is named as beneficiary, (vi) claims against third parties for advances and other financial accommodations and any other obligations whatsoever owing to such Person, (vii) rights in and to all security agreements, leases, guarantees, instruments, securities, documents of title and other contracts securing, evidencing, supporting or otherwise relating to any of the foregoing, together with all rights in any goods, merchandise or Inventory which any of the foregoing may represent, and (viii) rights in returned and repossessed goods, merchandise and Inventory which any of the same may represent, including, without limitation, any right of stoppage in transit.

		"Regulation D" means Regulation D of the Federal Reserve Board as in effect from time to time.

		"Regulation G" means Regulation G of the Federal Reserve Board as in effect from time to time.

		"Regulation T" means Regulation T of the Federal Reserve Board as in effect from time to time.

		"Regulation U" means Regulation U of the Federal Reserve Board as in effect from time to time.

		"Regulation X" means Regulation X of the Federal Reserve Board as in effect from time to time.

		"Release" means any release, spill, emission, leaking, pumping, pouring, dumping, injection, deposit, disposal, abandonment, or discarding of barrels, containers or other receptacles, discharge, emptying, escape, dispersal, leaching or migration into the indoor or outdoor environment or into or out of any Property, including the movement of Contaminants through or in the air, soil, surface water, groundwater or Property.

		"Remedial Action" means actions required to (i) clean up, remove, treat or in any other way address Contaminants in the indoor or outdoor environment; (ii) pre-vent the Release or threat of Release or minimize the further
Release of
Contaminants; or (iii) investigate and determine if a remedial response is needed and to design such a response and post-remedial investigation, monitoring, operation and maintenance and care.

		"Requirements of Law" means, as to any Person, the charter and by-laws or other organizational or governing documents of such Person, and any law, rule or regulation, or determination of an arbitrator or a court or other Governmental
Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject including, without limitation, the Securities Act, the Securities Exchange Act, Regulations G, T, U and
X, ERISA, the Fair Labor Standards Act, the Worker Adjustment and
Retraining
Notification Act, Americans with Disabilities Act of 1990, and any certificate of occupancy, zoning ordinance, building, environmental or land use requirement or
Permit or and Environmental, Health or Safety Requirement of Law.

		"Restricted Junior Payment" means (i) any dividend or other distribution, direct or indirect, on account of any shares of any class of Capital Stock of the
Borrower or any of its Subsidiaries now or hereafter outstanding, except a dividend payable solely in shares of that class of stock or in any junior class of stock to the holders of that class, (ii) any redemption, retirement, sinking fund or similar payment, purchase or other acquisition for value, direct or indirect, of any shares of any class of equity Securities of the Borrower or any of its Subsidiaries now or hereafter outstanding, (iii) any payment or prepayment of principal of, premium, if any, or interest, fees or other charges on or with respect to, and any redemption, purchase, retirement, defeasance, sinking fund or similar payment and any claim for rescission with respect to, the Indebtedness subordinated to the Obligations in right of payment, or any other Indebtedness for borrowed money, and (iv) any payment made to redeem, purchase, repurchase or retire, or to obtain the surrender of, any out-standing warrants, options or other rights to acquire shares of any class of Capital
Stock of the Borrower or any of its Subsidiaries now or hereafter outstanding.

		"Securities" means any Capital Stock, shares, investment property, voting trust certificates, limited partnership certificates, bonds, debentures, notes or other evidences of indebtedness, secured or unsecured, convertible, subordinated or otherwise, or in general any instruments commonly known as "securities", including, without limitation, any "security" as such term is defined in
Section 8-102 of the
Uniform Commercial Code, or any certificates of interest, shares, or participations in temporary or interim certificates for the purchase or acquisition of, or any right to subscribe to, purchase or acquire any of the foregoing, but shall not include the
Notes or any other evidence of the Obligations.

		"Securities Act" means the Securities Act of 1933, as amended from time to time, and any successor statute.

		"Securities Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, and any successor statute.

		"Solvent", when used with respect to any Person, means that at the time of determination:

		(i) the fair market value of its assets is in excess of the total amount of its liabilities (including, without limitation, contingent liabilities); and

	    (ii) the present fair saleable value of its assets is greater than its probable liability on its existing debts as such debts become absolute and matured; and

	   (iii) it is then able and expects to be able to pay its debts (including, without limitation, contingent debts and other commitments) as they mature; and

	    (iv) it has capital sufficient to carry on its business as conducted and as proposed to be conducted.

		"Subsidiary" of a Person means any corporation, limited liability company, general or limited partnership, or other entity of which securities or other owner-ship interests having ordinary voting power to elect a majority of the board of directors or other Persons performing similar functions with respect to such entity are at the time directly or indirectly owned or controlled by such Person, one or more of the other subsidiaries of such Person or any combination thereof.

		"Taxes" is defined in Section 11.01(a).

		"Uniform Commercial Code" means the Uniform Commercial Code as enacted in the State of New York, as it may be amended from time to time.

		1.02. Computation of Time Periods. In this Agreement, in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding". Periods of days referred to in this Agreement shall be counted in calendar days unless Business Days are expressly prescribed. Any period determined hereunder by reference to a month or months or year or years shall end on the day in the relevant calendar month in the relevant year, if applicable, immediately preceding the date numerically corresponding to the first day of such period;
provided that if such period commences on the last day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month during which such period is to end), such period shall, unless otherwise expressly required by the other provisions of this Agreement, end on the last day of the calendar month.

		1.03. Accounting Terms. Subject to Section 12.04, for purposes of this
Agreement, all accounting terms not otherwise defined herein shall have the meanings assigned to them in conformity with GAAP.

		1.04. Other Terms. All other terms contained in this Agreement shall, unless the context indicates otherwise, have the meanings assigned to such terms by the Uniform Commercial Code to the extent the same are defined therein.




	ARTICLE II
	AMOUNT AND TERMS OF LOAN; AUTHORIZED REPRESENTATIVES

		2.01. Making of the Loan. Subject to the terms and conditions set forth in this Agreement, the Lender hereby agrees to make a loan, in Dollars (the "Loan") to the Borrower in the principal amount of $2,000,000 on April 17, 1998 and shall make the proceeds of the Loan available to the Borrower at the Lender's office in
New
York, New York and shall disburse such proceeds in accordance with the Borrower's written disbursement instructions delivered to the Lender on such date.

		2.02. Use of Proceeds of Loan. The proceeds of the Loan made hereunder shall be used for working capital in the ordinary course of the respective businesses of the Borrower and its Subsidiaries and for other lawful general corporate purposes not otherwise prohibited by the terms of this Agreement.

		2.03. Repayment of the Loan. (a) Maturity. The Loan shall be payable in full on the Maturity Date.

		(b) Voluntary Prepayments. The Borrower may, at any time and from time to time, upon at least one (1) Business Day's prior written notice to the Lender, prepay the Loan, in whole or in part. Any partial prepayment of the Loan shall be in a minimum amount of $100,000 and integral multiples of $50,000 in excess of that amount. Any notice of prepayment given to the Lender under this
Section 2.03(b)
shall
specify the date (which shall be a Business Day) of such prepayment and, with respect to a partial prepapyment, the principal amount thereof. When notice of prepayment is delivered as provided herein, the principal amount of the Loan specified in the notice shall become due and payable on the payment date specified in such notice.
The
Borrower shall have no right to reborrow any amount of the Loan prepaid.

		(c) No Prepayment Fee. All prepayments in respect of the Loan described in this Section 2.03 may be made without premium or penalty.

		(d)	Mandatory Prepayments/Reductions.

		(i) Net Cash Proceeds of Sale. Immediately upon the Borrower's or any of its Subsidiaries' receipt of any Net Cash Proceeds of Sale, the Borrower shall make or cause to be made a mandatory prepayment of the Obligations in an amount equal to one hundred percent (100%) of such Net Cash Proceeds of Sale.

		(ii) Net Cash Proceeds of Issuance of Equity Securities or Indebtedness.
Immediately upon the Borrower's or any of its Subsidiaries' receipt of any Net Cash
Proceeds of Issuance of Equity Securities or Indebtedness, the
Borrower shall make
or
cause to be made a mandatory prepayment in an amount equal to one hundred percent
(100%) of such Net Cash Proceeds of Issuance of Equity Securities or Indebtedness.

		(iii) No Waiver or Consent. Nothing in this Section 2.03(d) shall be construed to constitute the Lender's consent to any transaction referenced in clause
(d) above which is not expressly permitted by Article VIII.

		(iv) Notice. The Borrower shall give the Lender prior written notice or telephonic notice promptly confirmed in writing when a Designated
Prepayment will be
made (which date of prepayment shall be no later than the date on which such
Designated Payment becomes due and payable pursuant to this
Section 2.03(d).

		(v) Sharing of Mandatory Prepayments. Notwithstanding the foregoing, in the event any amounts are owing with respect to the Other Bridge
Financing at the
time any Designated Prepayment is to be made as aforesaid, the amount of such
Designated Prepayment shall be reduced by the amount of each Other
Bridge Lender's
Pro Rata Share thereof which is paid to such Other Bridge Lender in permanent reduction of the Other Bridge Financing.

		(e) Manner and Time of Payment. All payments of principal of and interest on the Loan and other Obligations (including, without limitation, fees and expenses) which are payable to the Lender shall be made without condition or reservation of right, and in immediately available funds, delivered to the Lender not later than
11:00 a.m. (New York time) on the date and at the place due, to such account of the
Lender as it may designate; and funds received by the Lender, including, without limitation, funds in respect of the Loan to be made on that date, not later than
11:00 a.m. (New York time) on any given Business Day shall be credited against payment to be made that day and funds received by the Lender after that time shall be deemed to have been paid on the next succeeding Business Day.

		(f) Apportionment of Payments. All payments, proceeds of Collateral, and any other amounts received by the Lender from or for the benefit of the Borrower shall be applied

	(i) first, to pay principal of and interest on any Protective Advance which has not then been paid by the Borrower,

	(ii) second, to pay accrued interest on any Loan then due and payable,

	(iii) third, to pay the principal of the Loan then due and payable, and

	(iv) fourth, to pay all other Obligations then due and payable;

and any amount in excess of the foregoing shall be promptly refunded to the
Borrower.

		(g) Payments on Non-Business Days. Whenever any payment to be made by the
Borrower hereunder is stated to be due on a day which is not a Business Day, the payment shall instead be due on the next succeeding Business Day and any such extension of time shall be included in the computation of the payment of interest and fees hereunder.

		(h) Promise to Repay. The Borrower hereby agrees to pay when due the principal amount of the Loan, the Facility Fee, and all unpaid interest accrued thereon, in accordance with the terms of this Agreement.

		(i)	Loan Account.  The Lender shall maintain in
accordance with its usual
practice an account or accounts (a "Loan Account") evidencing the Obligations owing from time to time, including the amount of principal and interest payable and paid to the Lender from time to time hereunder. The Loan Account shall include (i) the date and amount of the Loan made hereunder, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower hereunder, and (iii) the amount of any sum received by the Lender from the Borrower hereunder or from proceeds of Collateral. The entries made in the Loan Account shall be conclusive and binding for all purposes, absent manifest error.

		2.04. Authorized Officers and Agents. On the Closing Date the Borrower shall deliver, and from time to time thereafter the Borrower may deliver, to the
Lender an Officer's Certificate setting forth the names of the Borrower's officers, employees and agents, in each instance containing a specimen signature of each such officer, employee or agent, authorized to act for the Borrower in respect of all matters relating to the Loan Documents. The Lender shall be entitled to rely conclusively on such officer's, employee's, or agent's authority until the Lender receives written notice to the contrary. The Lender shall have no duty to verify the authenticity of the signature appearing on any such Officer's Certificate or any other document or to verify the identity of any person representing himself or herself as one of the officers, employees or agents authorized to act on behalf of the Borrower. The Lender shall not incur any liability to the Borrower or any other
Person in acting upon any telephonic or facsimile notice referred to above which the
Lender believes to have been given by a duly authorized officer or other person authorized to borrow on behalf of the Borrower.



			ARTICLE III
	INTEREST AND FEE

		3.01.  Interest on the Loan and other Obligations.  (a)
Rate of Interest.
 (i) The Loan and the outstanding principal balance of all other Obligations shall bear interest on the unpaid principal amount thereof from the date such Loan is made and such other Obligations are incurred until paid in full, except as otherwise provided in Section 3.01(c), at a rate per annum equal to the sum of (1) the Base
Rate, as in effect from time to time as interest accrues plus (2) the Base Rate
Margin.

		(b) Interest Payments. Interest accrued on the Loan and other
Obligations
shall be payable in arrears (A) on the first day of each calendar month, commencing on the first such day following the Closing Date, and (B) if not theretofore paid in full, on the Maturity Date.

		(c) Default Interest. Notwithstanding the rate of interest specified in
Section 3.01(a), effective immediately upon the occurrence of an Event of Default, and for as long thereafter as such Event of Default shall be continuing unwaived, the principal balance of the Loan and other Obligations shall bear interest at a rate which is two percent (2.0%) per annum in excess of the rate of interest specified in
Section 3.01(a).

		(d)  Computation of Interest.  Interest on all
Obligations shall be
computed on the basis of the actual number of days elapsed in the period during which interest accrues and a year of 365 days. In computing interest on the Loan, the date of the making of the Loan shall be included and the date of payment shall be excluded.

		3.02.  Facility Fee.  The Borrower shall pay to the
Lender, on the Closing
Date, a fee in the amount of $50,000 (the "Facility Fee"). The Facility Fee shall be payable in addition to, and not in lieu of, interest, compensation, expense reimbursements, indemnification and other Obligations, to the Lender at its office in
New York, New York in immediately available funds, and shall be fully earned and nonrefundable when paid. Such fee shall bear interest, if not paid when due, at the interest rate set forth in Section 3.01(c), shall constitute Obligations, and shall be secured by all of the Collateral.


	ARTICLE IV
	CONDITIONS TO THE LOAN

		4.01. Conditions Precedent to the Loan. The obligation of the Lender to make the Loan shall be subject to the satisfaction of all of the following conditions precedent:


		(a) Documents. The Lender shall have received on or before the Closing
Date all of the following:

		(i)	this Agreement and all other agreements, documents
and
instruments relating to the loan and other credit transactions contemplated by this Agreement and described in the List of Closing Documents attached hereto as Exhibit B attached hereto and made a part hereof, each duly executed where appropriate and in form and substance satisfactory to the
Lender; without limiting the foregoing, the Borrower hereby directs its counsel, Shipman & Goodwin LLP, to prepare and deliver to the Lender and
Sidley & Austin, the opinions referred to in such List of Closing
Documents;

		(ii)  the Projections, in form and substance
satisfactory to the
Lender;

		(iii) an Officer's Certificate executed and delivered by the president or vice president of the Borrower certifying that, to the best of such officer's knowledge after diligent inquiry, all conditions precedent have been met and no Potential Event of Default or Event of Default has occurred or is continuing and setting forth the authorization described in
Section 2.04; and

		(iv) such additional documentation as the Lender may reasonably request.

		(b) Perfection of Liens. Evidence that all financing statements relating to the Collateral have been filed and certificates representing
Capital Stock
included in the Collateral have been delivered to the Collateral
Agent (with duly
executed stock powers).

		(c) No Legal Impediments. No law, regulation, order, judgment or decree of any Governmental Authority shall, and the Lender shall not have received any notice that litigation is pending or threatened which is likely to
(i) enjoin,
prohibit or restrain the making of the Loan on the Closing Date or
(ii) result in a
Material Adverse Effect.

		(d) No Change in Condition. No change in the business, assets, management, operations, financial condition or prospects of the Borrower or any of its Subsidiaries shall have occurred since December 31, 1997, which change, in the judgment of the Lender, will, or is reasonably likely to, result in a Material
Adverse Effect. Since December 31, 1997, except to the extent disclosed to the
Lender
prior to the Closing Date and not objected to by the Lender, the Borrower shall not have (i) entered into any material (as determined in good faith by the Lender) commitment or transaction, including, without limitation, transactions for borrowings and capital expenditures, which are not in the ordinary course of the Borrower's business except with respect to the transactions contemplated hereby, (ii) declared or paid any dividends or distributions, (iii) established or assumed any obligations with respect to compensation or mployee benefit plans other than the Employee
Pension
Benefit Plan in effect on December 31, 1997 or (iv) redeemed, repurchased, or issued any Capital Stock.

		(e)  No Loss of Material Agreements and Licenses.  Since
December 31,
1997,
except to the extent disclosed to the Lender prior to the Closing
Date and not
objected to by the Lender, no agreement or license which, in the judgment of the
Lender, is material to the business, operations or employee relations of the
Borrower
or any of its Subsidiaries shall have been terminated, modified, revoked, breached or declared to be in default.

		(f) No Default. To the best of the Borrower's knowledge, after diligent inquiry, no Event of Default or Potential Event of Default shall have occurred and be continuing or would result from the making of the Loan.

		(g) Representations and Warranties. All of the representations and warranties contained in Section 5.01 and in any of the other Loan
Documents shall be
true and correct in all material respects on and as of the Closing
Date.

		(h) Other Bridge Financing. The Borrower shall have received proceeds of loans under the Other Bridge Financing in the amount of at least
$1,000,000.



	ARTICLE V
	REPRESENTATIONS AND WARRANTIES

		5.01. Representations and Warranties of the Borrower. In order to induce the Lender to enter into this Agreement and to make the Loan to the Borrower described herein, the Borrower hereby represents and warrants to the Lender that the following statements are true, correct and complete as of the Closing Date:

		(a) Organization; Corporate Powers. (i) The Borrower and each of its
Subsidiaries (A) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization,
(B) is duly
qualified to do business as a foreign corporation and is in good standing under the laws of each jurisdiction in which failure to be so qualified and in good standing will have or is reasonably likely to have a Material Adverse
Effect, and (C) has all
requisite corporate power and authority to own, operate and encumber its Property and to conduct its business as presently conducted and as proposed to be conducted in connection with and following the consummation of the transactions contemplated by this Agreement.

		(ii) True, correct and complete copies of the Organizational Documents identified on Schedule 5.01-A attached hereto have been delivered to the Lender, each of which is in full force and effect, has not been modified or amended except to the extent indicated therein and, to the best of the Borrower's knowledge, there are no defaults under such Organizational Documents and no events which, with the passage of time or giving of notice or both, would constitute a default under such
Organizational Documents.

		(b) Authority. (i) The Borrower and each of its Subsidiaries have the requisite corporate power and authority (A) to execute, deliver and perform each of the Loan Documents which are required to be executed by it in connection herewith or which have been executed by it as required by this Agreement on or prior to the
Closing Date and (B) to file or record the Loan Documents which are required to be filed or recorded by it in connection herewith or which have been filed or recorded by it as required by this Agreement on or prior to the Closing Date, with any
Governmental Authority.

		(ii) The execution, delivery, performance and filing or recording, as the case may be, of each of the Loan Documents which are required to be executed, filed or recorded by the Borrower or any of its Subsidiaries in connection with this
Agreement or which have been executed, filed or recorded as required by this
Agreement on or prior to the Closing Date and to which the Borrower or any of its
Subsidiaries is party and the consummation of the transactions contemplated thereby, have been duly approved by the respective boards of directors and, if necessary, the shareholders of the Borrower and its Subsidiaries and such approvals have not been rescinded. No other corporate action or proceedings on the part of the Borrower or any of its Subsidiaries are necessary to consummate such transactions.

		(iii) Each of the Loan Documents to which the Borrower or any of its
Subsidiaries is a party (A) has been duly executed, delivered, filed or recorded, as the case may be, by it, (B) where applicable, creates valid Liens in the Collateral covered thereby securing the payment of all of the Obligations purported to be secured thereby, which Liens have been perfected in the states of Connecticut and
Missouri and, except to the extent disclosed on Schedule 1.01.5, to the best of the
Borrower's knowledge, are senior to all other Liens against the Collateral which is located in Connecticut or Missouri, (C) constitutes the Borrower's legal, valid and binding obligation, enforceable against it in accordance with its terms, and (D) is in full force and effect and no Potential Event of Default or Event of Default exists thereunder.

		(c)  Subsidiaries; Ownership of Equity Securities.
Schedule 5.01-C
attached hereto (i) describes the corporate structure of the Borrower, its
Subsidiaries and any other Person in which the Borrower or any of its Subsidiaries holds a direct or indirect partnership, joint venture or other equity interest and indicates the nature of such interest with respect to each Person included in such diagram; and (ii) accurately sets forth (A) the correct legal name of such Person, the jurisdiction of its incorporation or organization and the jurisdictions in which the Borrower and its Subsidiaries are qualified to transact business as a foreign corporation or otherwise and (B) the authorized, issued and outstanding shares or interests of each class of equity Securities of the Borrower and each of its Sub-sidiaries and the owners of such shares or interests in each of the Borrower's
Subsidiaries. None of such issued and outstanding equity Securities is subject to any vesting, redemption, or repurchase agreement, and there are no warrants or options (other than Permitted Equity Securities Options) outstanding with respect to such equity Securities. The outstanding equity Securities of each Subsidiary of the
Borrower are duly authorized, validly issued, fully paid and nonassessable free and clear of any Liens, except for the Liens granted pursuant to the Loan Documents and are not Margin Stock.

		(d) No Conflict. The execution, delivery and performance of each of the
Loan Documents to which the Borrower or any of its Subsidiaries is a party do not and will not (i) conflict with the Organizational Documents of the Borrower or any such
Subsidiary, (ii) to the best of the Borrower's knowledge, constitute a tortious interference with any Contractual Obligation of any Person or conflict with, result in a breach of or constitute (with or without notice or lapse of time or both) a default under any Requirement of Law or Contractual Obligation of the Borrower or any such Subsidiary, or require termination of any Contractual Obligation, the consequences of which violation, breach, default or termination, singly or in the aggregate, will, or is reasonably likely to, result in a Material Adverse Effect or may subject the Lender to any liability, (iii) result in or require the creation or imposition of any Lien whatsoever upon any of the Property or assets of the Borrower or any such Subsidiary, other than Liens contemplated by the Loan Documents, or
(iv) require any approval of the Borrower's or any such Subsidiary's shareholders which has not been obtained.

		(e)  Governmental Consents.  Except as set forth on
Schedule 5.01-E
attached hereto, the execution, delivery and performance of each of the Loan
Documents to which the Borrower or any of its Subsidiaries is a party do not and will not require any registration with, consent or approval of, or notice to, or other action to, with or by any Governmental Authority, except (i) filings, consents or notices which have been made, obtained or given and (ii) filings necessary to create or perfect security interests in the Collateral.

		(f) Governmental Regulation. Neither the Borrower, nor any of its
Subsidiaries is subject to regulation under the Public Utility
Holding Company Act
of
1935, the Federal Power Act, or the Investment Company Act of
1940, or any other
federal or state statute or regulation which limits its ability to incur indebtedness or its ability to consummate the transactions contemplated hereby or by the Loan
Documents.

		(g)  Restricted Junior Payments.  Since December 31,
1997, neither the
Borrower nor any of its Subsidiaries has directly or indirectly declared, ordered, paid or made or set apart any sum or Property for any Restricted Junior Payment or agreed to do so, except as permitted pursuant to Section 8.05 of this Agreement.

		(h) Financial Position. Complete and accurate copies of the following
Financial Statements, materials and other information have been delivered to the
Lender: (i) the Projections, (ii) the Borrower's Annual Report on
Form 10-K and
Annual Report to Shareholders (including audited financial statements) for its fiscal year ended December 31, 1997, and (iii) the Borrower's Quarterly Reports on Form 10-
Q
for the quarters ending March 31, 1997, June 30, 1997 and
September 30, 1997.  All
Financial Statements included in such materials were prepared in all material respects in conformity with GAAP, except as otherwise noted therein, and fairly present in all material respects the respective consolidated financial positions, and the consolidated results of operations and cash flows for each of the periods covered thereby of the Borrower and its Subsidiaries as at the respective dates thereof.
Neither the Borrower nor any of its Subsidiaries has any Accommodation Obligation, contingent liability or liability for any taxes, long-term leases or commitments, not disclosed in writing to the Lender prior to the Closing Date or not reflected in the audited Financial Statements delivered to the Lender on or prior to the Closing Date as aforesaid, which will have or is reasonably likely to have a Material Adverse
Effect.

		(i) Projections. The Projections and the assumptions expressed therein are reasonable based on the information available to the Borrower at the time so furnished.

		(j) Indebtedness. Schedule 1.01.3 sets forth all Indebtedness for borrowed money of the Borrower and its Subsidiaries and there are no defaults in the payment of principal or interest on any such Indebtedness and no payments thereunder have been deferred or extended beyond their stated maturity
(except as disclosed on
such Schedule).

		(k)	Litigation; Adverse Effects.  Except as set forth
in Schedule 5.01-K
attached hereto, there is no action, suit, proceeding, Claim, investigation or arbitration before or by any Governmental Authority or private arbitrator pending or, to the knowledge of the Borrower or any of its Subsidiaries, threatened against the
Borrower or any of its Subsidiaries or any of the Property (i) challenging the validity or the enforceability of any of the Loan Documents, (ii) which will, or is reasonably likely to, result in any Material Adverse Effect, or
(iii) under the
Racketeering Influenced and Corrupt Organizations Act or any similar federal or state statute where such Person is a defendant in a criminal indictment that provides for the forfeiture of assets to any Governmental Authority as a criminal penalty. There is no material loss contingency within the meaning of GAAP which has not been reflected in the consolidated Financial Statements of the Borrower. To the best of the Borrower's knowledge, neither the Borrower nor any of its Subsidiaries is (A) in violation of any applicable Requirements of Law which violation will result, or is reasonably likely to result, in a Material Adverse Effect, or (B) subject to or in default with respect to any final judgment, writ, injunction, restraining order or order of any nature, decree, rule or regulation of any court or Governmental
Authority which will, or is reasonably likely to, result in a Material Adverse
Effect.

		(l) Compensation. Except (i) as disclosed in documents filed with the
Commission, (ii) as set forth on Schedule 5.01-L attached hereto, and (iii) for increases in the ordinary course of business and in accordance with past practices, during the period commencing on October 1, 1997 and ending on the Closing Date, neither the Borrower nor any of its Subsidiaries has increased or agreed to increase the aggregate compensation or benefits (including severance benefits) payable or accruing to any past or present officer or employee of such Persons having management responsibilities.

		(m)  No Material Adverse Effect.  Except as disclosed on
Schedule 5.01-X,
since December 31, 1997, there has occurred no event with respect to the Borrower or any Affiliate of the Borrower which has resulted, or is reasonably likely to result, in a Material Adverse Effect.

		(n)	Tax Examinations.  The IRS has examined (or is
foreclosed from
examining by applicable statutes) the Borrower's consolidated federal income tax returns for all tax periods prior to and including the taxable year ending December
31, 1995. All deficiencies which have been asserted against the Borrower or any of its Subsidiaries as a result of any federal, state, local or foreign tax examination for each taxable year in respect of which an examination has been conducted have been fully paid or finally settled, except as otherwise disclosed to the Lender prior to the Closing Date, or are being contested in good faith. To the best of the
Borrower's
knowledge, neither the Borrower nor any of its Subsidiaries has taken any reporting positions for which it does not have a reasonable basis.

		(o) Payment of Taxes. Except as otherwise disclosed to the Lender on or prior to the Closing Date, all tax returns and reports of each of the Borrower and its Subsidiaries required to be filed have been timely filed, and all taxes, assessments, fees and other charges of Governmental Authorities thereupon and upon or relating to its their respective Property, assets, income and franchises which are shown in such returns or reports to be due and payable have been paid, except to the extent (i) such taxes, assessments, fees and other charges are being contested in good faith by an appropriate proceeding diligently pursued as permitted by the terms of Section 7.04 and (ii) non-payment of the amounts thereof would not, individually or in the aggregate, result in a Material Adverse Effect. The
Borrower has no
knowl-
edge of any proposed tax assessment against the Borrower or any of its Subsidiaries that will, or is reasonably likely to, result in a Material
Adverse Effect.

		(p)  Performance.  Except as disclosed on Schedule 5.01-
X, neither the
Borrower nor any of its Subsidiaries has received any notice, citation, or allegation, nor has actual knowledge, that (i) it is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any Contractual Obligation applicable to it which is material to its ability to maintain or continue the operations of its core business, (ii) any of its
Property is in violation of any Requirement of Law, or (iii) any condition exists which, with the giving of notice or the lapse of time or both, would constitute a default with respect to any such Contractual Obligation, in each case, except where such default or defaults, if any, will not, or is not reasonably likely to, result in a Material Adverse Effect.

		(q) Disclosure. The representations and warranties of the Borrower and its Subsidiaries contained in the Loan Documents, and all certificates and other documents delivered to the Lender pursuant to the terms thereof, do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading. The
Borrower has not
intentionally withheld any fact from the Lender in regard to any matter which will, or is reasonably likely to, result in a Material Adverse Effect.

		(r) Requirements of Law. To the best of the Borrower's knowledge, the
Borrower and its Subsidiaries are in compliance with all Requirements of Law applicable to them and their respective businesses, in each case where the failure to so comply individually or in the aggregate will, or is reasonably likely to, result in a Material Adverse Effect.

		(s) Environmental Matters. To the best of the Borrower's knowledge, except as disclosed on Schedule 5.01-S attached hereto, the operations of the
Borrower and its Subsidiaries and their respective Properties comply in all material respects with all applicable Environmental, Health or Safety Requirements of Law and the Borrower and each of its Subsidiaries are conducting and will continue to conduct its respective business and operations in an environmentally responsible manner in material compliance with Environmental, Health or Safety Requirements of Law, and the
Borrower and its Subsidiaries, taken as a whole, have not been, and have no reason to believe that they will be, subject to Liabilities and Costs arising out of or relating to environmental, health or safety matters that have or will result in material cash expenditures by the Borrower and its Subsidiaries during the term of this Agreement.

		(t)	ERISA.  Neither the Borrower nor any ERISA
Affiliate maintains or
contributes to any Employee Pension Benefit Plan other than the Employee Pension
Benefit Plan identified on Schedule 5.01-T attached hereto and made a part hereof.

		(u) Labor Matters. Except for individual employee contracts, neither the
Borrower nor any of its Subsidiaries is a party to any labor contract. There are no strikes, lockouts or other grievances relating to any collective bargaining or similar agreement to which the Borrower or any of its Subsidiaries is a party.

		(v) Securities Activities. Neither the Borrower nor any of its
Subsidiaries is engaged in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

		(w) Solvency. After giving effect to the extensions of credit hereunder, and the disbursement of the proceeds of the Loan pursuant to the Borrower's instructions, the Borrower is Solvent.

		(x)	Patents, Trademarks, Permits, Etc.; Government
Approvals.  (i)  The
Borrower and each of its Subsidiaries, as applicable, owns, is licensed or otherwise has the lawful right to use, or has all Permits and other governmental approvals, patents, trademarks, trade names, copyrights, technology, know-how, permits and pro-cesses used in or necessary for the conduct of its respective business as currently conducted which (A) are material to its condition (financial or otherwise), operations, performance and prospects, taken as a whole or (B) the absence of which would be reasonably likely to result in a Material Adverse Effect. Except as set forth on Schedule 5.01-X attached hereto, no claims are pending or, to the best of
Borrower's knowledge, threatened that the Borrower or any of its Subsidiaries is infringing or otherwise adversely affecting the rights of any Person with respect to such Permits and other governmental approvals, patents, trademarks, trade names, copyrights, technology, know-how, permits and processes, except for such claims and infringements as do not, in the aggregate, give rise to any liability on the part of the Borrower or any of its Subsidiaries which will, or is reasonably likely to, result in a Material Adverse Effect.

		(ii) The consummation of the transactions contemplated by the Loan
Documents will not impair the ownership of or rights under (or the license or other right to use, as the case may be) any Permits and governmental approvals, patents, trademarks, trade names, copyrights, technology, know-how, permits or processes by the Borrower or any of its Subsidiaries in any manner which will, or is reasonably likely to, result in a Material Adverse Effect.

		(y) Assets and Properties. The Borrower and each of its Subsidiaries has good and marketable title to all of the assets and Property
(tangible and
intangible)
owned by it (except insofar as marketability may be limited by any laws or regulations of any Governmental Authority affecting such assets), and, to the best of
Borrower's knowledge, all such assets and Property located in Connecticut or
Missouri
are free and clear of all Liens except Liens securing the Obligations and Liens permitted under Section 8.03. Substantially all of the assets and Property owned by, leased to, or used by the Borrower or a Subsidiary of the Borrower is in adequate operating condition and repair, ordinary wear and tear excepted, is free and clear of any known defects except such defects as do not substantially interfere with the continued use thereof in the conduct of normal operations, and is able to serve the function for which they are currently being used, except in each case where the failure of such asset to meet such requirements would not, or is not reasonably likely to, result in a Material Adverse Effect. Neither this Agreement nor any other
Loan Document, nor any transaction contemplated under any such agreement, will affect any right, title or interest of the Borrower or any Subsidiary of the Borrower in and to any of such assets in a manner that would, or is reasonably likely to, result in a
Material Adverse Effect.

		(z) Insurance. Schedule 5.01-Z attached hereto accurately sets forth as of the Closing Date all insurance policies and programs currently in effect with respect to the respective Property and assets and business of the Borrower and its
Subsidiaries. Borrower has delivered to the Lender evidence of all such insurance policies relating to the Collateral and business interruption coverage.

		(aa) Pledge of Capital Stock. The grant and perfection of the security interest in the Capital Stock of the Subsidiaries of the Borrower constituting a portion of the Collateral for the benefit of the Holders as contemplated by the terms of the Loan Documents is not made in violation of the registration provisions of the
Securities Act, any applicable provisions of other federal securities laws, state securities or "Blue Sky" law, or applicable general corporation law or in violation of any other Requirement of Law.




	ARTICLE VI
	REPORTING COVENANTS

		The Borrower covenants and agrees that until payment in full of all of the
Obligations (other than indemnities not yet due), unless the Lender shall otherwise give their prior written consent thereto:

		6.01. Financial Statements. The Borrower shall maintain, and cause each of its Subsidiaries to maintain, a system of accounting established and administered in accordance with sound business practices to permit preparation of consolidated and consolidating Financial Statements in conformity with GAAP and each of the Financial
Statements described below shall be prepared from such system and records. The
Borrower shall deliver or cause to be delivered to the Lender:

		(a) Monthly Reports. As soon as practicable, and in any event within forty-five (45) days after the end of each calendar month in each Fiscal Year other than months ending a fiscal quarter, the consolidated statement of profit and loss of the Borrower and its Subsidiaries as at the end of such period setting forth in com-parative form the corresponding figures for the corresponding calendar month of the previous Fiscal Year and the corresponding figures from the Projections delivered on the Closing Date, certified by the chief financial officer of the Borrower as fairly presenting the consolidated financial position of the Borrower and its Subsidiaries as at the dates indicated and the results of their operations and cash flow for the calendar months indicated in accordance with GAAP, subject to normal year end adjustments.

		(b) Annual Report. As soon as practicable, and in any event within one hundred (100) days after the end of Borrower's fiscal year ending December 31, 1997,
(i) the consolidated balance sheets of the Borrower and its Subsidiaries as at the end of such fiscal year and the related consolidated statements of income, stockholders' equity and cash flow of the Borrower and its Subsidiaries for such fiscal year and (ii) a report thereon of Rothstein, Kass &
Company, P.C., Borrower's
independent certified public accountants, which report shall be unqualified and shall state that such Financial Statements fairly present the consolidated financial position of the Borrower and each of its Subsidiaries as at the dates indicated and the results of their operations and cash flow for the periods indicated in conformity with GAAP applied on a basis consistent with prior years (except for changes with which such independent accountants shall concur and which shall have been disclosed in the notes to the Financial Statements) and that the examination by such accountants in connection with such consolidated Financial
Statements has been made
in accordance with generally accepted auditing standards.

		(c) Officer's Certificate. Together with each delivery of the aforesaid
Financial Statements, (i) an Officer's Certificate of the Borrower substantially in the form of Exhibit C attached hereto and made a part hereof, stating that the executive officer signatory thereto has reviewed the terms of the Loan Documents, and has made, or caused to be made under his/her supervision, a review in reasonable detail of the transactions and consolidated financial condition of the Borrower and its Subsidiaries during the accounting period covered by such Financial Statements, that such review has not disclosed the existence during or at the end of such accounting period, and that such Person does not have knowledge of the existence as at the date of such Officer's Certificate, of any condition or event which constitutes an Event of Default or Potential Event of Default, or, if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Borrower or any of its Subsidiaries has taken, is taking and proposes to take with respect thereto; and (ii) a certificate
(the "Compliance
Certificate"), signed by the Borrower's chief financial officer, setting forth calculations (with such specificity as the Lender may reasonably request) for the period then ended which demonstrate compliance, when applicable, with the provisions of Article IX.

		6.02. Events of Default. Promptly upon any of the chief executive officer, chief operating officer, chief financial officer, treasurer or controller of the Borrower obtaining knowledge (a) of any condition or event which constitutes an
Event of Default or Potential Event of Default, (b) that any
Person has given any
notice to the Borrower or any Subsidiary of the Borrower or taken any other action with respect to a claimed default or event or condition of the type referred to in
Section 10.01(e), or (c) of any condition or event which is reasonably likely to result in a Material Adverse Effect or affect the value of, or the Lender's interest in, the Collateral in any material respect, the Borrower shall deliver to the Lender an Officer's Certificate specifying (i) the nature and period of existence of any such claimed default, Event of Default, Potential Event of Default, condition or event, (ii) the notice given or action taken by such Person in connection therewith, and (iii) what action the Borrower has taken, is taking and proposes to take with respect thereto.

		6.03.  Lawsuits.  (a)  Institution of Proceedings.
Promptly upon the
Borrower obtaining knowledge of the institution of, or written threat of, any action, suit, proceeding, governmental investigation or arbitration against or affecting the
Borrower or any of its Subsidiaries or any of the Property not previously disclosed pursuant to Section 5.01(k), which action, suit, proceeding, governmental investigation or arbitration exposes, or in the case of multiple actions, suits, proceedings, governmental investigations or arbitrations arising out of the same general allegations or circumstances which expose, in the Borrower's reasonable judgment, the Borrower and/or any of its Subsidiaries to liability in an amount aggregating $250,000 or more (exclusive of claims covered by insurance policies of the Borrower and its Subsidiaries unless the insurers of such claims have disclaimed coverage or reserved the right to disclaim coverage on such claims), the Borrower shall give written notice thereof to the Lender and provide such other information as may be reasonably available to enable the Lender and its counsel to evaluate such matters.

		(b) Additional Reports Upon Request. In addition to the requirements set forth in clause (a) of this Section 6.03, the Borrower upon request of the Lender shall promptly give written notice of the status of any action, suit, proceeding, governmental investigation or arbitration covered by a report delivered pursuant to either of such clause (a) and provide such other information as may be reasonably available to it to enable the Lender and its counsel to evaluate such matters.

		6.04. Environmental Notices. The Borrower shall notify the Lender in writing, promptly upon the Borrower's learning thereof, of any:

		(i) notice that any Property is subject to an Environmental Lien in respect of a Claim in an amount greater than $100,000;

		(ii) notice to the Borrower or any Subsidiary of the Borrower of any material violation of any Environmental, Health or Safety
Requirement of
Law;

		(iii) condition which might reasonably result in a material violation of any Environmental, Health or Safety Requirement of Law; and

		(iv) commencement or threat of any judicial or administrative proceeding alleging a material violation by the Borrower or any Subsidiary of the Borrower of any Environmental, Health or Safety Requirement of Law.

		6.05. Other Indebtedness. The Borrower shall deliver a copy to the
Lender
of any material notice or other material communication received by the Borrower from any Person in connection with any Indebtedness for borrowed money promptly after such notice or other communication is received by the Borrower.

		6.06. Other Reports. The Borrower shall deliver or cause to be delivered to the Lender copies of all Financial Statements (in the case of quarterly Financial
Statements, within forty-five days after the end of each fiscal quarter of the
Borrower), reports and notices, if any, sent or made available generally by the
Borrower to its Securities holders or filed with the Commission and all press releases made available generally by the Borrower or Subsidiary of the Borrower to the public concerning material developments in the business of the Borrower or any such Subsidiary of the Borrower, and all notifications received by the Borrower or any Subsidiary of the Borrower pursuant to the Securities Exchange Act and the rules promulgated thereunder.

		6.07. Other Information. Promptly upon receiving a request therefor from the Lender, the Borrower shall prepare and deliver to the Lender such other information with respect to the Borrower, any of its Subsidiaries, or the
Collateral,
including, without limitation, schedules identifying and describing the Collateral and any dispositions thereof, as from time to time may be reasonably requested by the
Lender.


	ARTICLE VII
	AFFIRMATIVE COVENANTS

		Borrower covenants and agrees that until payment in full of all of the
Obligations (other than indemnities not yet due), unless the Lender shall otherwise give prior written consent:

		7.01. Corporate Existence, Etc. The Borrower shall, and shall cause each of its Subsidiaries (other than STC Europe Ltd.) to, at all times maintain its corporate existence and preserve and keep, or cause to be preserved and kept, in full force and effect its rights and franchises material to its businesses, except where the loss or termination of such rights and franchises is not likely to result in a
Material Adverse Effect.

		7.02. Corporate Powers; Conduct of Business. The Borrower shall, and shall cause each of its Subsidiaries to, qualify and remain qualified to do business and maintain its good standing in each jurisdiction in which the nature of its business and the ownership of its Property requires it to be so qualified and in good standing, except where a failure to be qualified is not likely to result in a
Material Adverse Effect.

		7.03. Compliance with Laws, Etc. The Borrower shall, and shall cause each of its Subsidiaries to, (a) comply with all Requirements of Law and all restrictive covenants affecting it or its business, Property, assets or operations and (b) obtain as needed all Permits necessary for its operations and maintain such Permits in good standing, except in the case where noncompliance with either clause (a) or (b) above is not reasonably likely to result in a Material Adverse Effect.

		7.04. Payment of Taxes and Claims; Tax Consolidation. The Borrower shall, and shall cause each of its Subsidiaries to, pay (a) all taxes, assessments and other governmental charges imposed upon it or on any of its Property or assets or in respect of any of its franchises, business, income or Property before any penalty or interest accrues thereon, and (b) all Claims (including, without limitation, claims for labor, services, materials and supplies) for sums which have become due and payable and which by law have or may become a Lien (other than a Lien permitted by
Section 8.03) upon any of the Borrower's or such Subsidiary's
Property or assets,
prior to the time when any penalty or fine shall be incurred with respect thereto;
provided, however, that no such taxes, assessments and governmental charges referred to in clause (a) above or Claims referred to in clause (b) above need be paid (i) if being contested in good faith by appropriate proceedings diligently instituted and conducted and if such reserve or other appropriate provision, if any, as shall be required in conformity with GAAP shall have been made therefor or
(ii) with respect
to such taxes, assessments, and governmental charges of the type disclosed to the
Lender prior to the Closing Date as referenced in Section 5.01(n), if resolution of the determination of an appropriate basis therefor is being pursued by the Borrower in a manner consistent with past practices as disclosed to the Lender. The Borrower will not, nor will it permit any of its Subsidiaries to, file or consent to the filing of any consolidated income tax return with any Person.

		7.05. Insurance. The Borrower shall maintain for itself and its
Subsidiaries, or shall cause each of its Subsidiaries to maintain in full force and effect the insurance policies and programs listed on Schedule 5.01-Z or substantially
similar policies and programs or other policies and programs maintained with responsible and reputable insurance companies. The Borrower shall obtain an endorsement, in form and substance acceptable to the Lender, showing loss payable to the Lender with respect to coverage relating to the Collateral, for the benefit of the Holders. In the event the Borrower or any of its Subsidiaries, at any time or times hereafter shall fail to obtain or maintain any of the policies or insurance required herein or to pay any premium in whole or in part relating thereto, then the
Lender, without waiving or releasing any obligations or resulting Event of Default hereunder, may at any time or times thereafter (but shall be under no obligation to do so) obtain and maintain such policies of insurance and pay such premiums and take any other action with respect thereto which the Lender reasonably deems advisable.
All sums so disbursed by the Lender shall constitute Protective Advances hereunder and be part of the Obligations, payable as provided in this Agreement.

		7.06.  Inspection of Property; Books and Records;
Discussions.  The
Borrower shall, and shall cause each of its Subsidiaries to, permit any authorized representative(s) designated by the Lender to visit and inspect, whether by access to
Borrower's and its Subsidiaries' MIS or otherwise, any of the Property, to examine, audit, check and make copies of its respective financial and accounting records, books, journals, orders, receipts and any correspondence (other than privileged correspondence with legal counsel) and other data relating to their respective businesses or the transactions contemplated hereby or referenced herein (including, without limitation, in connection with environmental compliance, hazard or liability), and to discuss their affairs, finances and accounts with their officers, management personnel, and independent certified public accountants, all upon reasonable written notice and no more frequently than once every six (6) months at reasonable times during normal business hours. Each such visitation and inspection by or on behalf of the Lender shall be at the Borrower's expense not to exceed
$5,000. The Borrower shall keep and maintain, and cause each of its Subsidiaries to keep and maintain, in all material respects on its MIS and otherwise proper books of record and account in which entries in conformity with GAAP shall be made of all dealings and transactions in relation to its respective businesses and activities, including, without limitation, transactions and other dealings with respect to the
Collateral. If an Event of Default has occurred and is continuing, the Borrower, upon the Lender's request, shall turn over any such records to the Lender or its representatives as may be necessary for the enforcement of any of its rights and remedies under this Agreement or the other Loan Documents or the Collateral Agent's rights and remedies with respect to the Collateral; provided, however, that the
Borrower may, in its discretion, retain copies of such records, the originals of which are so requested by the Lender.

		7.07. Insurance Proceeds. The Borrower hereby directs (and, if applicable, shall cause its Subsidiaries to direct) all insurers under policies insuring against loss of Inventory or business interruption to pay all proceeds payable under such policies in an amount not to exceed the aggregate amount determined by the Collateral Agent to be due and owing to the Lender and the Other
Bridge Lenders under this Agreement and the credit agreement evidencing the Other
Bridge Financing at the time such proceeds are payable directly to the Collateral
Agent upon the Collateral Agent's written request therefor, for the benefit of the
Lender and the Other Bridge Loan Lenders. In no case shall such proceeds be payable to the Borrower or one or more of its Subsidiaries and the Collateral Agent. The
Lender shall, upon its receipt of such proceeds from the Collateral Agent, apply all of the proceeds so received in repayment of the Obligations in the manner set forth in Section 2.03.

		7.08. ERISA Compliance. The Borrower shall, and shall cause each of its
Subsidiaries and ERISA Affiliates to, establish, maintain and operate all Employee
Pension Benefit Plans to comply in all material respects with the provisions of
ERISA, the Internal Revenue Code, all other applicable laws, and the regulations and interpretations thereunder and the respective requirements of the governing documents for such Employee Pension Benefit Plans.

		7.09. Maintenance of Property. The Borrower shall, and shall cause each of its Subsidiaries to, maintain in all material respects all of its respective owned and leased Property in good, safe and insurable condition and repair, and not permit, commit or suffer any waste or abandonment of any such Property and from time to time shall make or cause to be made all material repairs, renewal and replacements thereof, including, without limitation, any capital improvements which may be required; provided, however, that such Property may be altered or renovated in the ordinary course of Borrower's or its Subsidiaries' business and abandon or otherwise dispose of such Property in the event the same is no longer useful in the operation of the business of the Borrower and its Subsidiaries.



	ARTICLE VIII
	NEGATIVE COVENANTS

		Borrower covenants and agrees that it shall comply with the following covenants until payment in full of all of the Obligations (other than indemnities not yet due), unless the Lender shall otherwise give prior written consent:

		8.01. Indebtedness. The Borrower shall not and shall not permit any of its Subsidiaries to directly or indirectly create, incur, assume or otherwise become or remain directly or indirectly liable with respect to any Indebtedness, except:

		(a)	the Obligations and Other Bridge Financing;

		(b) Permitted Existing Indebtedness and any extensions, renewals, refundings or replacements thereof, provided that any such extension, renewal, refunding or replacement is in an aggregate principal amount not greater than the principal amount of, and is on terms no less favorable to the Borrower or its Subsidiary than the terms of, the Permitted
Existing
Indebtedness so extended, renewed, refunded or replaced;

		(c) in an aggregate amount not to exceed $100,000 at any time,
Capital Leases and purchase money Indebtedness incurred to finance the acquisition of fixed assets, and Indebtedness incurred to refinance such
Capital Leases and purchase money Indebtedness;

		(d) Indebtedness in respect of taxes, assessments, governmental charges and Claims for labor, materials or supplies, to the extent that payment thereof is not required pursuant to Section 7.04;

		(e) Indebtedness constituting Accommodation Obligations other than:

		(i) recourse obligations resulting from endorsement of negotiable instruments for collection in the ordinary course of its business;
and

		(ii) Permitted Existing Accommodation Obligations and any extensions, renewals or replacements thereof, provided that the aggregate
Indebtedness
under any such extension, renewal or replacement is not greater than the
Indebtedness under, and shall be on terms no less favorable to the Borrower or such Subsidiary than the terms of, the Permitted Existing
Accommodation
Obligation so extended, renewed or replaced;

		(f) Indebtedness arising from intercompany loans, evidenced by
Contractual Obligations satisfactory to the Lender, from the Borrower to any of its Subsidiaries or from any such Subsidiary to the Borrower or any other such Subsidiary, provided that such Contractual Obligations are in form and substance satisfactory to the Lender;

		(g) Indebtedness under appeal bonds in connection with judgments which do not result in an Event of Default or a Potential Event of Default or any other breach hereunder, provided that the aggregate amount of all such Indebtedness does not exceed $100,000;

		(h)  Indebtedness in an aggregate amount not to exceed
$1,000,000 at any
time outstanding, arising with respect to line deposits, letters of credit and other similar arrangements incurred by the Borrower after the Closing Date in connection with carrier agreements entered into in the ordinary course of its business; and

		(i) in addition to the Indebtedness permitted by clauses (a) through
(h) above, other unsecured Indebtedness in an aggregate amount not to exceed $2,000,000 at any time outstanding incurred on terms acceptable to the Lender.

		8.02. Sales of Assets. The Borrower shall not and shall not permit any of its Subsidiaries to sell, assign, transfer, lease, convey or otherwise dispose of any
Property, whether now owned or hereafter acquired, or any income or profits there-from, or enter into any agreement to do so, except:

		(a) the transfer of Property from a Subsidiary of the Borrower to the
Borrower;

		(b) the sale of Inventory in the ordinary course of Borrower's and its Subsidiaries respective businesses;

		(c) the disposition of Equipment if such Equipment is obsolete or no longer useful in the ordinary course of the Borrower's or such Subsidiary's business;

		(d) the licensing of General Intangibles to the extent not prohibited by the Loan Documents;

		(e) the sale of Investments in Cash Equivalents permitted pursuant to
Section 8.04(a); and

		(f) the sale or other disposition of Property of the Borrower and its
Subsidiaries the net proceeds of which do not exceed $100,000 in the aggregate.

		8.03. Liens. The Borrower shall not and shall not permit any of its
Subsidiaries to directly or indirectly create, incur, assume or permit to exist any
Lien on or with respect to any of their respective Property or assets except:

		(a)  Liens created pursuant to the Loan Documents;

		(b)  Permitted Existing Liens;

		(c)  Customary Permitted Liens and Liens securing
Indebtedness
permitted under Section 8.01(c) or Section 8.01(h);

		(d) provided that written notice is given to the Lender promptly upon the grant of such Liens, consensual Liens against (i) Inventory which are granted, consistent with past practices, with respect to Inventory which is the subject of carrier contracts and (ii) Receivables and proceeds thereof, which are granted, consistent with past practices, to cellular carriers to secure
Borrower's obligations for cellular services sold to Borrower by such carriers;
and

		(e) extensions, renewals, refundings and replacements of Liens referred to in clauses (a) and (b) of this Section 8.03; provided that any such extension, renewal, refunding or replacement of a Lien referred to in clause (b) shall be limited to the Property covered by the Lien extended, renewed, refunded or replaced and that the obligations secured by any such extension, renewal, refunding or replacement Lien shall be in an amount not greater than the amount of the obligations then secured by the Lien extended, renewed, refunded or replaced.

		8.04. Investments. The Borrower shall not and shall not permit any of its
Subsidiaries to directly or indirectly make or own any Investment except:

		(a)  Investments in Cash Equivalents;

		(b)  Permitted Existing Investments; and

		(c) Investments received in connection with the bankruptcy or reorganization of suppliers and customers and in settlement of delinquent obligations of, and other disputes with, customers and suppliers arising in the ordinary course of business.

		8.05. Restricted Junior Payments. The Borrower shall not and shall not permit any of its Subsidiaries to declare or make any Restricted
Junior Payment,
except:

		(a) dividends or distributions to (i) the Borrower on the Capital
Stock of any of its Subsidiaries and (ii) any of the Borrower's
Subsid-
iaries from any other Subsidiary of the Borrower;

		(b) scheduled principal and interest payments in respect of Permitted
Existing Indebtedness in accordance with the terms thereof as of the
Closing Date; and

		(c) scheduled principal and interest payments in respect of the Other
Bridge Financing in accordance with the terms thereof as of the Closing Date and prepayments of principal thereof; provided that, in the case of prepayments, a prepayment of the Loan is made concurrently therewith in the same amount of the prepayment to any lender under the Other Bridge Financing.

		8.06. Conduct of Business. The Borrower shall not and shall not permit any of its Subsidiaries to engage in any business other than (a) the businesses engaged in by the Borrower and its Subsidiaries on the date hereof and (b) any business or activities which are substantially similar, related or incidental thereto.

		8.07. Transactions with Shareholders and Affiliates. The Borrower shall not and shall not permit any of its Subsidiaries to directly or indirectly enter into or permit to exist any transaction (including, without limitation, the purchase, sale, lease or exchange of any property or the rendering of any service) with any holder or holders of more than five percent (5%) of any class of equity Securities of the Borrower, or with any other Affiliate of the Borrower which is not its
Subsidiary, on terms that are less favorable to the Borrower or such Subsidiary of the Borrower, as applicable, than those that might be obtained in an arm's length transaction at the time from Persons who are not such a holder or Affiliate.
Nothing
contained in this Section 8.07 shall prohibit (a) any transaction expressly permitted by Section 8.05; (b) increases in compensation and benefits for officers and employees of the Borrower or any of its Subsidiaries which are customary in the industry or consistent with the past business practice of the Borrower or such
Subsidiary, provided that no Event of Default or Potential Event of Default has occurred and is continuing; or (c) payment of customary directors' fees and indemni-ties.

		8.08. Restriction on Fundamental Changes. The Borrower shall not and shall not permit any of its Subsidiaries other than STC Europe
Ltd. to enter into
any
merger or consolidation, or liquidate, wind-up or dissolve (or suffer any liquidation or dissolution), or convey, lease, sell, transfer or otherwise dispose of, in one transaction or series of transactions, all or substantially all of such Person's business or Property, whether now or hereafter acquired, unless the Obligations are paid in full concurrent with the consummation of any of the foregoing.

		8.09. Sales and Leasebacks. The Borrower shall not or permit any of its
Subsidiaries to become liable, directly, by assumption or by Accommodation
Obligation, with respect to any lease, whether an Operating Lease or a Capital
Lease,
of any Property (whether real or personal or mixed) which it or one of its
Subsidiaries (a) sold or transferred or is to sell or transfer to any other Person, or (b) intends to use for substantially the same purposes as any other Property which has been or is to be sold or transferred by it or one of its Subsidiaries to any other Person, in either instance, in connection with such lease.

		8.10.  Margin Regulations; Securities Laws.  The
Borrower shall not or
permit any of its Subsidiaries to use all or any portion of the proceeds of any credit extended under this Agreement to purchase or carry Margin
Stock.

		8.11. Issuance of Equity Securities. The Borrower shall not and shall not permit any of its Subsidiaries to issue any equity Securities, other than equity
Securities of the Borrower pursuant to Permitted Equity Securities Options and equity
Securities issued as a result of conversion of Indebtedness permitted under Section
8.01(i), unless all of the net cash proceeds thereof are used to repay the
Obligations as provided in Section 2.03(d)(5).

		8.12.  Organizational Documents; Documents Pertaining to
Other
Indebtedness
for Borrowed Money. The Borrower shall not and shall not permit any of its
Subsidiaries to amend, modify or otherwise change any of the terms or provisions in any of (a) their respective Organizational Documents as in effect on the Closing
Date, except routine amendments thereof not affecting the ability of the Borrower to perform its obligations under the Loan Documents or to conduct its business on a basis consistent with past practices and amendments to effect a change of name of the
Borrower or a Subsidiary of the Borrower, written notice of which change of name the
Borrower shall have provided the Lender within thirty (30) days prior to the effective date of any such name change or (b) the Contractual
Obligations with
respect to the Other Bridge Financing or with respect to other
Indebtedness for
borrowed money as in effect on the Closing Date, if the effect thereof is to make such Contractual Obligations more favorable to the obligees with respect to such
Indebtedness.



	ARTICLE IX
	FINANCIAL COVENANTS

		The Borrower covenants and agrees that until payment in full of all of the
Obligations (other than indemnities not yet due):


		9.01. Net Worth. The Borrower shall, at all times during the term of this
Agreement, maintain a net worth of the Borrower and its Subsidiaries (determined in accordance with GAAP as of the last day of each calendar quarter) of no less than
(a)
 $100,000 commencing on June 30, 1998 and (b) $200,000 from and after June 30, 1999.

		9.02. Interest Coverage Ratio. The Borrower shall maintain an Interest
Coverage Ratio at all times during the term of this Agreement, as determined as of the last day of each calendar quarter of at least 2.5 to 1.0.



	ARTICLE X
	EVENTS OF DEFAULT; RIGHTS AND REMEDIES

		10.01. Events of Default. Each of the following occurrences shall constitute an Event of Default under this Agreement:

		(a)	Failure to Make Payments When Due.  The Borrower
shall fail to pay
when due any principal amount of the Obligations or to pay within three (3) Business
Days after the due date therefor any interest payable with respect to the
Obligations.

		(b) Breach of Certain Covenants. The Borrower shall fail duly and punctually to perform or observe any agreement, covenant or obligation binding on such Person under Sections 7.01, 7.02, 7.03, 7.04, 7.05, and 7.06,
Article VIII or
Article IX.

		(c) Breach of Representation or Warranty. Any representation or warranty made or deemed made by the Borrower to the Lender herein or by the Borrower or any of its Subsidiaries in any of the other Loan Documents or in any statement or certificate at any time given by any such Person pursuant to any of the Loan
Documents shall be false or misleading in any material respect on the date as of which made (or deemed made).

		(d) Other Defaults. The Borrower shall default in the performance of or compliance with any term contained in this Agreement (other than as identified in clauses (a), (b) or (c) of this Section 10.01) or any default or event of default shall occur under any of the other Loan Documents, and such default or event of default shall continue for thirty (30) days after the occurrence thereof.

		(e) Default as to Other Indebtedness. The Borrower or any of its
Subsidiaries shall fail to make any payment when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) with respect to any
Indebtedness (other than an Obligation) of the Borrower and its Subsidiaries aggregating $250,000 or more or with respect to any Indebtedness arising under the
Other Bridge Financing; or any breach, default or event of default shall occur, or any other condition shall exist under any instrument, agreement or indenture per-taining to any such Indebtedness, if the effect thereof is to cause an acceleration, mandatory redemption or other required repurchase of such Indebtedness, or permit the holder(s) of such Indebtedness to accelerate the maturity of any such Indebtedness or require a redemption or other repurchase of such Indebtedness; or any such
Indebtedness shall be otherwise declared to be due and payable (by acceleration or otherwise) or required to be prepaid, redeemed or otherwise repurchased by the
Borrower or any of its Subsidiaries (other than by a regularly scheduled required prepayment) prior to the stated maturity thereof.

		(f) Involuntary Bankruptcy; Appointment of Receiver, Etc. (i) An involuntary case shall be commenced against the Borrower or any of its Subsidiaries and the petition shall not be dismissed, stayed, bonded or discharged within thirty
(30) days after commencement of the case; or a court having jurisdiction in the premises shall enter a decree or order for relief in respect of the Borrower or any of its Subsidiaries in an involuntary case, under any applicable bankruptcy, insolvency or other similar law now or hereinafter in effect; or any other similar relief shall be granted under any applicable federal, state, local or foreign law.

		(ii) A decree or order of a court having jurisdiction in the premises for the appointment of a receiver, liquidator, sequestrator, trustee, custodian or other officer having similar powers over the Borrower or any of its Subsidiaries or over all or a substantial part of the Property of the Borrower or any of its Subsidiaries shall be entered; or an interim receiver, trustee or other custodian of the Borrower or any of its Subsidiaries or of all or a substantial part of the Property of the
Borrower or any of its Subsidiaries shall be appointed or a warrant of attachment, execution or similar process against any substantial part of the Property of the
Bor-
rower or any of its Subsidiaries shall be issued and any such event shall not be stayed, dismissed, bonded or discharged within thirty (30) days after entry, appointment or issuance.

		(g) Voluntary Bankruptcy; Appointment of Receiver, Etc. The Borrower or any of its Subsidiaries shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or shall consent to the entry of an order for relief in an involuntary case, or to the conversion of an involuntary case to a voluntary case, under any such law, or shall consent to the appointment of or taking possession by a receiver, trustee or other custodian for all or a substantial part of its Property; or the Borrower or any of its Subsidiaries shall make any assignment for the benefit of creditors or shall be unable or fail, or admit in writing its inability, to pay its debts as such debts become due; or the board of directors (or equivalent) of the Borrower or any of its
Subsidiaries (or any committee thereof) adopts any resolution or otherwise authorizes any action to approve any of the foregoing.

		(h) Dissolution. Any order, judgment or decree shall be entered against the Borrower or any of its Subsidiaries decreeing its involuntary dissolution or split up and such order shall remain undischarged and unstayed for a period in excess of thirty (30) days; or the Borrower or any of its Subsidiaries shall otherwise dissolve, be dissolved, or cease to exist except as specifically permitted by this
Agreement.

		(i)	Loan Documents; Failure of Security.  At any time,
for any reason,
(i)
any Loan Document ceases to be in full force and effect or the Borrower or any of its
Subsidiaries party thereto seeks to repudiate its obligations thereunder and the
Liens intended to be created thereby are, or the Borrower or any such Subsidiary seeks to render such Liens, invalid or unperfected, or (ii) Liens in favor of the
Lender contemplated by the Loan Documents shall, at any time, for any reason, be invalidated or otherwise cease to be in full force and effect, or such Liens shall be subordinated or shall not have the priority contemplated by this Agreement or the
Loan Documents.

		(j)	Judgments and Attachments.  (i) Any money judgment
(other than a
money
judgment covered by insurance as to which the insurer has acknowledged coverage), writ or warrant of attachment, or similar process against the Borrower or any of its
Subsidiaries or any of their respective assets involving in any case an amount in excess of $100,000 is entered and shall remain undischarged, unvacated, unbonded or unstayed for a period of thirty (30) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; provided, however, if any such judgment, writ or warrant of attachment or similar process is in excess of $250,000, the entry thereof shall immediately constitute an Event of Default hereunder.

		(ii) A federal tax Lien is filed against the Borrower or any of its
Property which is not discharged of record, bonded over or otherwise secured to the satisfaction of the Lender within forty-five (45) days after the filing thereof or the date upon which the Lender receives actual knowledge of the filing thereof for an amount which, either separately or when aggregated with the amount of any judgments described in clause (i) above and/or the amount of any Environmental Lien Claims described in clause (iii) below, equals or exceeds $250,000.

		(iii) An Environmental Lien is filed against any Property of the Borrower or its Subsidiaries with respect to Claims in an amount which, when aggregated with the amount of judgments set forth in clause (i) above and/or the federal tax Lien
Claims described in clause (ii) above, equals or exceeds $250,000.

		(k) Waiver Application. The plan administrator of any Benefit Plan applies under Section 412(d) of the Code for a waiver of the minimum funding standards of Section 412(a) of the Internal Revenue Code and the Lender believes that the substantial business hardship upon which the application for the waiver is based could subject either the Borrower or any ERISA Affiliate to an obligation to pay a material amount of money.

		(l)	Change in Control.  A Change of Control shall
occur.

		(m)	Material Adverse Effect.  An event shall occur
which results in a
Material Adverse Effect.

		(n) Other Contractual Obligations. Any breach, default or event of default shall occur, or any other condition shall exist under, a Contractual
Obligation between the Borrower or a Subsidiary of the Borrower and any other Person which Contractual Obligation is material to the core business of the Borrower and its
Subsidiaries

		An Event of Default shall be deemed "continuing" until cured or waived in writing in accordance with Section 12.06.

	     10.02.  Rights and Remedies.

		(a)	Acceleration and Termination.  Upon the occurrence
of any Event of
Default described in Sections 10.01(f) or 10.01(g), the unpaid principal amount of, and any and all accrued interest on, the Obligations and all accrued fees shall automatically become immediately due and payable, without presentment, demand, or protest or other requirements of any kind (including, without limitation, valuation and appraisement, diligence, presentment, notice of intent to demand or accelerate and of acceleration), all of which are hereby expressly waived by the Borrower; and upon the occurrence and during the continuance of any other Event of Default, the
Lender may, by written notice to the Borrower, declare the unpaid principal amount of and any and all accrued and unpaid interest on the Obligations to be, and the same shall thereupon be, immediately due and payable, without presentment, demand, or protest or other requirements of any kind (including, without limitation, valuation and appraisement, diligence, presentment, notice of intent to demand or accelerate and of acceleration), all of which are hereby expressly waived by the Borrower.

		(b) Rescission. If at any time after acceleration of the maturity of the
Loan, the Borrower shall pay all arrears of interest and all payments on account of the principal of the Obligations which shall have become due otherwise than by acceleration (with interest on principal and, to the extent permitted by law, on overdue interest, at the rates specified in this Agreement) and all Events of
Default
and Potential Events of Default (other than nonpayment of principal of and accrued interest on the Loan due and payable solely by virtue of acceleration) shall be remedied or waived pursuant to Section 12.06, then upon written notice to the
Borrower, the aforesaid acceleration and its consequences may be rescinded and annulled; but such action shall not affect any subsequent Event of Default or
Potential Event of Default or impair any right or remedy consequent thereon.

		(c) Enforcement. The Borrower acknowledges that in the event the
Borrower
or any of its Subsidiaries fails to perform, observe or discharge any of their respective obligations or liabilities under this Agreement or any other Loan
Document, any remedy of law may prove to be inadequate relief to the Lender;
therefore, the Borrower agrees that the Lender shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.



	ARTICLE XI
	YIELD PROTECTION


		11.01. Taxes. (a) Payment of Taxes. Any and all payments by the
Borrower hereunder or under any other document evidencing any Obligations shall be made, in accordance with Section 3.02, free and clear of and without reduction for any and all present or future taxes, levies, imposts, deductions, charges, withhold-ings, and all stamp or documentary taxes, excise taxes, ad valorem taxes and other taxes imposed on the value of the Property, charges or levies which arise from the execution, delivery or registration, or from payment or performance under, or other-wise with respect to, any of the Loan Documents or the Loan and all other liabilities with respect thereto excluding taxes imposed on or measured by net income or overall gross receipts and capital and franchise taxes imposed on it by
(i) the United
States, (ii) the Governmental Authority of the jurisdiction in which the Lender's lending office is located or any political subdivision thereof or
(iii) the
Governmental Authority in which such Person is organized, managed and controlled or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges and withholdings being hereinafter referred to as "Taxes"). If the Borrower shall be required by law to withhold or deduct any Taxes from or in respect of any sum payable hereunder or under any such document to the Lender, (x) the sum payable to the Lender shall be increased as may be necessary so that after making all required withholding or deductions (including withholding or deductions applicable to additional sums payable under this Section 11.01) the Lender receives an amount equal to the sum it would have received had no such withholding or deductions been made, (y) the Borrower shall make such withholding or deductions, and
(z) the Borrower shall pay the full amount withheld or deducted to the relevant taxation authority or other authority in accordance with applicable law.

		(b) Indemnification. The Borrower will indemnify the Lender against, and reimburse each on demand for, the full amount of all Taxes
(including, without
limitation, any Taxes imposed by any Governmental Authority on amounts payable under this Section 11.01 and any additional income or franchise taxes resulting therefrom) incurred or paid by the Lender or any of its Affiliates and any liability (including penalties, interest, and out-of-pocket expenses paid to third parties) arising there-from or with respect thereto, whether or not such Taxes were lawfully payable. A certificate as to any additional amount payable to any Person under this Section
11.01 submitted by it to the Borrower shall, absent manifest error, be final, conclusive and binding upon all parties hereto. The Lender agrees, within a reason-able time after receiving a written request from the Borrower, to provide the
Borrower with such certificates as are reasonably required, and take such other actions as are reasonably necessary to claim such exemptions as the Lender may be entitled to claim in respect of all or a portion of any Taxes which are otherwise required to be paid or deducted or withheld pursuant to this
Section 11.01 in
respect
of any payments under this Agreement.

		(c) Receipts. Within thirty (30) days after the date of any payment of
Taxes by the Borrower, it will furnish to the Lender, at its address referred to in
Section 12.08, the original or a certified copy of a receipt evidencing payment thereof.

		11.02. Changes; Legal Restrictions. If after the date hereof the Lender determines that the adoption or implementation of or any change in or in the interpretation or administration of any law or regulation or any guideline or request from any central bank or other Governmental Authority or quasi-governmental authority exercising jurisdiction, power or control over the Lender or financial institutions generally (whether or not having the force of law), compliance with which:

		(a) does or will change the basis of taxation of payments to the
Lender of principal, fees, interest, or any other amount payable hereunder with respect to the Loan made hereunder; or

		(b) does or will impose, modify, or hold applicable, in the determination of the Lender, any reserve, special deposit, compulsory loan,
FDIC insurance or similar requirement against assets held by, or deposits or other liabilities in or for the account of, advances or loans by, commitments made, or other credit extended by, or any other acquisition of funds by, the Lender;

and the result of any of the foregoing is to increase the cost to the Lender of making, renewing or maintaining the Loan or to reduce any amount receivable with respect thereto; then, in any such case, upon written demand by the Lender, the
Borrower shall immediately pay to the Lender, from time to time as specified by the
Lender, such amount or amounts as may be necessary to compensate the Lender for any such additional cost incurred or reduced amount received. Such demand shall be accompanied by a statement as to the amount of such compensation and include a brief summary of the basis for such demand. Such statement shall be conclusive and binding for all purposes, absent manifest error.

		11.03. Illegality. (i) If at any time the Lender determines (which determination shall, absent manifest error, be final and conclusive and binding upon all parties) that the making or continuation of the Loan has become unlawful or impermissible by compliance by the Lender with any law, governmental rule, regulation or order of any Governmental Authority (whether or not having the force of law and whether or not failure to comply therewith would be unlawful or would result in costs or penalties), then, and in any such event, the Lender may give notice of that determination, in writing, to the Borrower.

	    (ii)  When notice is given by the Lender under Section
11.03(i), the
Borrower shall immediately, repay the outstanding balance of the Loan.

		11.04.  Limitation on Additional Amounts Payable by the
Borrower.
Notwithstanding the provisions of Section 11.01(a), the Borrower shall not be required to pay any additional amounts hereunder to the Lender if
(a) the obligation
to pay such additional amounts would not have arisen but for a failure by the Lender to comply with the requirements described in Section 11.01 or (b) the Lender shall not have furnished the Borrower with such forms or shall not have taken such other action as reasonably may be available to it under applicable tax laws and any applicable tax treaty to obtain an exemption from, or reduction
(to the lowest
applicable rate) of withholding of such United States federal income tax; provided, however, the Borrower's obligation to pay such additional amounts shall be reinstated upon receipt of such forms or evidence that action with respect to obtaining such exemption or reduction has been taken.




	ARTICLE XII
	MISCELLANEOUS

		12.01. Assignments and Participations. The Lender may make assignments of or sell participations in the Lender's rights and obligations under this Agreement from time to time without the prior written consent of the Borrower. The Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 12.01, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrower or its
Subsidiaries furnished to the Lender by or on behalf of the Borrower; provided that, prior to any such disclosure, such assignee or participant, or proposed assignee or participant, shall agree to preserve in accordance with Section
12.19 the
confidentiality of any confidential information described therein.

		12.02.  Expenses.

		(a) Generally. The Borrower agrees upon demand to pay, or reimburse the
Lender for, all of the Lender's reasonable internal (subject to the limitation set forth in Section 7.06) and external audit, legal, appraisal, valuation, filing, document duplication and reproduction and investigation expenses and for all other out-of-pocket costs and expenses of every type and nature
(including, without
limitation, the reasonable fees, expenses and disbursements of Sidley & Austin, local legal counsel, auditors, accountants, appraisers, printers, insurance and environ-mental advisers, and other consultants and agents) incurred by the Lender in connection with (i) the Lender's review and investigation of the Borrower and its
Affiliates and the Collateral in connection with the preparation, negotiation, and execution of the Loan Documents and the Lender's periodic reviews and audits of the
Borrower; (ii) the preparation, negotiation, execution and interpretation of this
Agreement (including, without limitation, the satisfaction or attempted satisfaction of any of the conditions set forth in Article IV) and the other
Loan Documents and
the making of the Loan hereunder; (iii) the creation, perfection or protection of the
Liens under the Loan Documents (including, without limitation, any reasonable fees and expenses for local counsel in various jurisdictions); (iv) the ongoing administration of this Agreement, the other Loan Documents and the Loan, including consultation with attorneys in connection therewith and with respect to the Lender's rights and responsibilities under this Agreement and the other
Loan Documents; (v)
the protection, collection or enforcement of any of the Obligations or the enforcement of any of the Loan Documents; (vi) the commencement, defense or intervention in any court proceeding relating in any way to the Obligations, the
Property, the Borrower, any of its Subsidiaries, this Agreement or any of the other
Loan Documents; (vii) the response to, and preparation for, any subpoena or request for document production with which the Lender is served or deposition or other proceeding in which the Lender is called to testify, in each case, relating in any way to the Obligations, the Property, the Borrower, any of its Subsidiaries, this
Agreement or any of the other Loan Documents; and (viii) any amendments, consents, waivers, assignments, restatements, or supplements to any of the Loan Documents and the preparation, negotiation, and execution of the same.

		(b) After Default. The Borrower further agrees to pay or reimburse the
Lender upon demand for all out-of-pocket costs and expenses, including, without limitation, reasonable attorneys' fees (including allocated costs of internal counsel and costs of settlement) incurred by the Lender after the occurrence of an Event of
Default (i) in enforcing any Loan Document or Obligation or any security therefor or exercising or enforcing any other right or remedy available by reason of such Event of Default; (ii) in connection with any refinancing or restructuring of the credit arrangements provided under this Agreement in the nature of a "work-out" or in any insolvency or bankruptcy proceeding; (iii) in commencing, defending or intervening in any litigation or in filing a petition, complaint, answer, motion or other pleadings in any legal proceeding relating to the Obligations, the Property, the Borrower or any of its Subsidiaries and related to or arising out of the transactions contemplated hereby or by any of the other Loan Documents; and
(iv) in taking any
other action in or with respect to any suit or proceeding
(bankruptcy or otherwise)
described in clauses (i) through (iii) above.

		12.03. Indemnity. The Borrower further agrees (a) to defend, protect, indemnify, and hold harmless the Lender and each of its officers, directors, employees, attorneys and agents (including, without limitation, those retained in connection with the satisfaction or attempted satisfaction of any of the conditions set forth in Article IV) (collectively, the "Indemnitees") from and against any and all liabilities, obligations, losses (other than loss of profits), damages, penalties, actions, judgments, suits, claims, costs, expenses and disbursements of any kind or nature whatsoever (excluding any taxes and including, without limitation, the fees and disbursements of counsel for such Indemnitees in connection with any investigative, administrative or judicial proceeding, whether or not such
Indemnitees
shall be designated a party thereto), imposed on, incurred by, or asserted against such Indemnitees in any manner relating to or arising out of (i) this Agreement or the other Loan Documents, or any act, event or transaction related or attendant thereto, the making of the Loan hereunder, the management of such Loan, the use or intended use of the proceeds of the Loan, or any of the other transactions contemplated by any of the Loan Documents, or (ii) any Liabilities and Costs relating to any violation by the Borrower, its Subsidiaries or their respective predecessors-in-interest of any Environmental, Health or Safety Requirements of Law, the past, present or future operations of the Borrower, its Subsidiaries, or any of their respective predecessors in interest, or, the past, present or future environmental, health or safety condition of any respective past, present or future Property of the
Borrower, any of its Subsidiaries, the presence of asbestos-containing materials at any respective past, present or future Property of the Borrower, any of its
Subsidiaries, or the Release or threatened Release of any Contaminant into the environment by the Borrower, its Subsidiaries, or their respective predecessors-in-interest, or the Release or threatened Release of any Contaminant into the environment from or at any facility to which the Borrower, any of its Subsidiaries, or their respective predecessors-in-interest sent or directly arranged the transport of any Contaminant (collectively, the "Indemnified Matters"); provided, however, the
Borrower shall have no obligation to an Indemnitee hereunder with respect to
Indemnified Matters caused by or resulting from the willful misconduct or gross negligence of such Indemnitee, as determined by a court of competent jurisdiction and
(b) not to assert any claim against any of the Indemnified Parties on any theory of liability for special, indirect, consequential or punitive damages arising out of, or in any way in connection with, the Obligations or any other matters governed by this
Agreement and/or the other Loan Documents. To the extent that the undertaking to indemnify, pay and hold harmless set forth in the preceding sentence may be unenforceable because it is violative of any law or public policy, the Borrower shall contribute the maximum portion which it is permitted to pay and satisfy under applicable law, to the payment and satisfaction of all Indemnified Matters incurred by the Indemnitees.

		12.04. Change in Accounting Principles. If any change in the accounting principles used in the preparation of the most recent Financial Statements referred to in Section 6.01 are hereafter required or permitted by the rules, regulations, pronouncements and opinions of the Financial Accounting Standards
Board or the
American Institute of Certified Public Accountants (or successors thereto or agencies with similar functions) and are adopted by the Borrower with the agreement of its independent certified public accountants and such changes result in a change in the method of calculation of any of the covenants, standards or terms found in Article
VII, Article VIII, and Article IX, the parties hereto agree to enter into negotiations in order to amend such provisions so as to equitably reflect such changes with the desired result that the criteria for evaluating compliance with such covenants, standards and terms by the Borrower shall be the same after such changes as if such changes had not been made; provided, however, no change in GAAP that would affect the method of calculation of any of the covenants, standards or terms shall be given effect in such calculations until such provisions are amended, in a manner satisfactory to the Lender and the Borrower, to so reflect such change in accounting principles.

		12.05. Setoff; Protective Advances. (a) Setoff. In addition to any
Liens granted under the Loan Documents and any rights now or hereafter granted under applicable law, upon the occurrence and during the continuance of any Event of
Default, each Lender and any Affiliate of the Lender is hereby authorized by the
Borrower at any time or from time to time, without notice to any Person (any such notice being hereby expressly waived) to set off and to appropriate and to apply any and all deposits (general or special, including, but not limited to, indebtedness evidenced by certificates of deposit, whether matured or unmatured (but not including trust accounts)) and any other Indebtedness at any time held or owing by the Lender or any of its Affiliates to or for the credit or the account of the Borrower against and on account of the Obligations of the Borrower to the Lender or any of its
Affiliates, including, but not limited to, the Loan and all claims of any nature or description arising out of or in connection with this Agreement, irrespective of whether or not (i) the Lender shall have made any demand hereunder or (ii) the
Lender
shall have declared the principal of and interest on the Loan and other amounts due hereunder to be due and payable as permitted by Article X and even though such
Obligations may be contingent or unmatured.

		(b) Protective Advances. The Lender may from time to time, before or after the occurrence of an Event of Default, make such disbursements and advances pursuant to the Loan Documents which the Lender, in its sole discretion, deems necessary or desirable to preserve or protect the Collateral or any portion thereof or to enhance the likelihood or maximize the amount of repayment of the Loan and other Obligations ("Protective Advances"). The Lender shall notify the Borrower in writing of each such Protective Advance, which notice shall include a description of the purpose of such Protective Advance. The Borrower agrees to pay the Lender, upon demand, the principal amount of all outstanding Protective
Advances, together with
interest thereon at the rate applicable from time to time to the Loan from the date of such Protective Advance until the outstanding principal balance thereof is paid in full. All outstanding principal of, and interest on, Protective Advances shall constitute Obligations secured by the Collateral until paid in full by the Borrower.


		12.06. Amendments and Waivers. Unless otherwise provided for or required in this Agreement, no amendment or modification of any provision of this Agreement or any of the other Loan Documents shall be effective without the written agreement of the Lender (which the Lender shall have the right to grant or withhold in its sole discretion) and the Borrower. No termination or waiver of any provision of this
Agreement or any of the other Loan Documents, or consent to any departure by the
Borrower therefrom, shall be effective without the written concurrence of the
Lender,
which the Lender shall have the right to grant or withhold in its sole discretion.
Any waiver or consent shall be effective only in the specific instance and for the specific purpose for which it was given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances.

		12.07. Notices. Unless otherwise specifically provided herein, any notice or other communication herein required or permitted to be given shall be in writing and may be personally served, sent facsimile transmission or courier service or
United States certified mail and shall be deemed to have been given when delivered in person or by courier service, upon receipt of a facsimile transmission, or four (4)
Business Days after deposit in the United States mail with postage prepaid and properly addressed. For the purposes hereof, the addresses of the parties hereto
(until notice of a change thereof is delivered as provided in this Section 12.07) shall be as set forth below each party's name on the signature pages hereof or, as to each party, at such other address as may be designated by such party in a written notice to all of the other parties to this Agreement.

		12.08. Survival of Warranties and Agreements. All representations and warranties made herein and all obligations of the Borrower in respect of taxes, indemnification and expense reimbursement shall survive the execution and delivery of this Agreement and the other Loan Documents, the making and repayment of the Loan and the termination of this Agreement and shall not be limited in any way by the passage of time or occurrence of any event and shall expressly cover time periods when the
Lender may have come into possession or control of any of the Borrower's or its
Subsidiaries' Property.

		12.09. Failure or Indulgence Not Waiver; Remedies Cumulative. No failure or delay on the part of the Lender in the exercise of any power, right or privilege under any of the Loan Documents shall impair such power, right or privilege or be construed to be a waiver of any default or acquiescence therein, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege. All rights and remedies existing under the Loan Documents are cumulative to and not exclusive of any rights or remedies otherwise available.

		12.10. Marshalling; Payments Set Aside. The Lender shall not be under any obligation to marshall any assets in favor of the Borrower or any other Person or against or in payment of any or all of the Obligations. To the extent that the
Borrower makes a payment or payments to the Lender or the Lender receives payment from the proceeds of the Collateral or exercises its rights of setoff, and such payment or payments or the proceeds of such enforcement or setoff or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required to be repaid to a trustee, receiver or any other party, then to the extent of such recovery, the obligation or part thereof originally intended to be satisfied, and all Liens, right and remedies therefor, shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.

		12.11. Severability. In case any provision in or obligation under this
Agreement or the other Loan Documents shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

		12.12. Headings. Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement or be given any substantive effect.

		12.13.  Governing Law.  THIS AGREEMENT SHALL BE
INTERPRETED, AND THE
RIGHTS
AND LIABILITIES OF THE PARTIES HERETO DETERMINED, IN ACCORDANCE
WITH THE LAWS OF THE
STATE OF NEW YORK.

		12.14. Limitation of Liability. No claim may be made by the Borrower against the Lender or its Affiliates, directors, officers, employees, attorneys or agents for any special, consequential or punitive damages in respect of any claim for breach of contract or any other theory of liability arising out of or related to the transactions contemplated by this Agreement, or any act, omission or event occurring in connection therewith; and the Borrower hereby waives, releases and agrees not to sue upon any such claim for any such damages, whether or not accrued and whether or not known or suspected to exist in its favor.

		12.15. Successors and Assigns. This Agreement and the other Loan
Documents shall be binding upon the parties hereto and their respective successors and assigns and shall inure to the benefit of the parties hereto and the successors and permitted assigns of the Lender. The rights hereunder of the Borrower, or any interest therein, may not be assigned without the written consent of the Lender.

		12.16.  Certain Consents and Waivers of the Borrower.

		(a) Personal Jurisdiction.  (i) EACH OF THE LENDER AND
THE BORROWER
IRREVOCABLY AND UNCONDITIONALLY SUBMITS, FOR ITSELF AND ITS
PROPERTY, TO THE
NONEXCLUSIVE JURISDICTION OF ANY NEW YORK STATE COURT OR FEDERAL
COURT SITTING IN
NEW
YORK, NEW YORK, AND ANY COURT HAVING JURISDICTION OVER APPEALS OF
MATTERS HEARD IN
SUCH COURTS, IN ANY ACTION OR PROCEEDING ARISING OUT OF, CONNECTED WITH, RELATED TO
OR INCIDENTAL TO THE RELATIONSHIP ESTABLISHED BETWEEN THEM IN
CONNECTION WITH THIS
AGREEMENT OR ANY OTHER LOAN DOCUMENT, WHETHER ARISING IN CONTRACT,
TORT, EQUITY OR
OTHERWISE, OR FOR RECOGNITION OR ENFORCEMENT OF ANY JUDGMENT, AND
EACH OF THE
PARTIES
HERETO IRREVOCABLY AND UNCONDITIONALLY AGREES THAT ALL CLAIMS IN RESPECT OF ANY SUCH
ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN SUCH STATE
COURT OR, TO THE
EXTENT PERMITTED BY LAW, IN SUCH FEDERAL COURT. THE LENDER AND THE
BORROWER EACH
AGREES THAT A FINAL JUDGMENT IN ANY SUCH ACTION OR PROCEEDING
SHALL BE CONCLUSIVE
AND
MAY BE ENFORCED IN OTHER JURISDICTIONS BY SUIT ON THE JUDGMENT OR
IN ANY OTHER
MANNER
PROVIDED BY LAW.  THE BORROWER WAIVES IN ALL DISPUTES ANY
OBJECTION THAT IT MAY HAVE
TO THE LOCATION OF THE COURT CONSIDERING THE DISPUTE.

		(ii)  THE BORROWER AGREES THAT THE LENDER SHALL HAVE THE
RIGHT TO PROCEED
AGAINST THE BORROWER OR ITS PROPERTY IN A COURT IN ANY LOCATION TO ENABLE THE LENDER
TO REALIZE ON THE COLLATERAL OR ANY OTHER SECURITY FOR THE
OBLIGATIONS, OR TO
ENFORCE
A JUDGMENT OR OTHER COURT ORDER ENTERED IN FAVOR OF THE LENDER.
THE BORROWER AGREES
THAT IT WILL NOT ASSERT ANY PERMISSIVE COUNTERCLAIMS IN ANY
PROCEEDING BROUGHT BY
THE
LENDER TO REALIZE ON THE COLLATERAL OR ANY OTHER SECURITY FOR THE
OBLIGATIONS, OR TO
ENFORCE A JUDGMENT OR OTHER COURT ORDER IN FAVOR OF THE LENDER.
THE BORROWER WAIVES
ANY OBJECTION THAT IT MAY HAVE TO THE LOCATION OF THE COURT IN
WHICH THE LENDER MAY
COMMENCE A PROCEEDING DESCRIBED IN THIS SECTION.

		(b)  Service of Process.  THE BORROWER IRREVOCABLY
CONSENTS TO THE SERVICE
OF PROCESS OF ANY OF THE AFOREMENTIONED COURTS IN ANY SUCH ACTION
OR PROCEEDING BY
THE MAILING OF COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL,
POSTAGE PREPAID, TO
THE PROCESS AGENT OR THE BORROWER'S NOTICE ADDRESS SPECIFIED BELOW, SUCH SERVICE TO
BECOME EFFECTIVE FIVE (5) DAYS AFTER SUCH MAILING.  THE BORROWER
IRREVOCABLY WAIVES
ANY OBJECTION (INCLUDING, WITHOUT LIMITATION, ANY OBJECTION OF THE
LAYING OF VENUE
OR
BASED ON THE GROUNDS OF FORUM NON CONVENIENS) WHICH IT MAY NOW OR HEREAFTER HAVE TO
THE BRINGING OF ANY SUCH ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT OR ANY
OTHER LOAN DOCUMENT IN ANY JURISDICTION SET FORTH ABOVE.  NOTHING
HEREIN SHALL
AFFECT
THE RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR
SHALL LIMIT THE
RIGHT OF THE LENDER TO BRING PROCEEDINGS AGAINST THE BORROWER IN
THE COURTS OF ANY
OTHER JURISDICTION.

		(c)  Waiver of Jury Trial.  EACH OF THE LENDER AND THE
BORROWER
IRREVOCABLY
WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING WITH RESPECT TO
THIS AGREEMENT OR
ANY OTHER LOAN DOCUMENT. EITHER THE BORROWER OR THE LENDER MAY
FILE AN ORIGINAL
COUNTERPART OR A COPY OF THIS AGREEMENT WITH ANY COURT AS WRITTEN
EVIDENCE OF THE
CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO
TRIAL BY JURY.

		12.17. Counterparts; Effectiveness; Inconsistencies. This Agreement and any amendments, waivers, consents, or supplements hereto may be executed in counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument. This Agreement shall become effective against the Borrower and the
Lender on the Closing Date. This Agreement and each of the other Loan Documents shall be construed to the extent reasonable to be consistent one with the other, but to the extent that the terms and conditions of this Agreement are actually inconsistent with the terms and conditions of any other Loan Document, this
Agreement
shall govern.

		12.18. Limitation on Agreements. All agreements between the Borrower and the Lender in the Loan Documents are hereby expressly limited so that in no event shall the Loan or other amounts payable by the Borrower under any of the Loan
Documents be directly or indirectly secured (within the meaning of Regulation U) by
Margin Stock.

		12.19. Confidentiality. The Lender shall hold all nonpublic information obtained pursuant to the requirements of this Agreement in accordance with the
Lender's customary procedures for handling confidential information of this nature and in accordance with safe and sound lending practices and in any event may make disclosure reasonably required by a bona fide offeree, transferee or participant in connection with the contemplated transfer or participation or as required or requested by any Governmental Authority or representative thereof or pursuant to legal process and shall require any such offeree, transferee or participant to agree
(and require any of its offerees, transferees or participants to agree) to comply with this Section 12.19. In no event shall the Lender be obligated or required to return any materials furnished by the Borrower; provided, however, each offeree shall be required to agree that if it does not become a transferee or participant it shall return all materials furnished to it by the Borrower in connection with this
Agreement. Any and all confidentiality agreements entered into between the Lender and the Borrower shall survive the execution of this Agreement.

		12.20. Entire Agreement. This Agreement, taken together with all of the other Loan Documents, embodies the entire agreement and understanding among the parties hereto and supersedes all prior agreements and understandings, written and oral, relating to the subject matter hereof.

		12.21. Advice of Counsel. The Borrower understands that the Lender's counsel represents only the Lender's and its Affiliates' interests and that the
Borrower is advised to obtain its own counsel. The Borrower represents and warrants to the Lender and the other Holders that it has discussed this Agreement with its counsel.


		IN WITNESS WHEREOF, this Agreement has been duly executed as of the date first above written.


BORROWER:	SHARED TECHNOLOGIES CELLULAR, INC.


	By_____________________________
	  Name:
	  Title:

	Notice Address:
	  100 Great Meadow Road
	  Wethersfield, Connecticut 06109
	  Attn: Vincent DiVincenzo
	  Telecopier No. (860) 258-2455

	with a copy to:

	  Shipman & Goodwin LLP
	  One American Row
	  Hartford, Connecticut  06103-2819
	  Attn: Deborah Frisone
	  Telecopier No. (860) 251-5899




LENDER:	SALOMON BROTHERS HOLDING COMPANY INC



	By_____________________________
	  Name:
	  Title:

	Notice Address:
	  Salomon Brothers Holding Company Inc
	  Seven World Trade Center
	  New York, New York  10048
	  Attn: Townsend U. Weekes, Jr.
	  Telecopier No. (212) 783-2823

	with a copy to:

		Sidley & Austin
		One First National Plaza
		Chicago, Illinois  60603
		Attn:  DeVerille A. Huston
		Telecopier No. (312) 853-7036

	EXHIBITS


Exhibit A  --  Projections

Exhibit B  --  List of Closing Documents

Exhibit C  --  Form of Officer's Certificate to Accompany Reports



	SCHEDULES

Schedule 1.01.1   --  Permitted Equity Securities Options

Schedule 1.01.2   --  Permitted Existing Accommodation
	Obligations

Schedule 1.01.3   --  Permitted Existing Indebtedness

Schedule 1.01.4   --  Permitted Existing Investments

Schedule 1.01.5   --  Permitted Existing Liens

Schedule 5.01-A   --  Organizational Documents

Schedule 5.01-C   --  Organizational Structure

Schedule 5.01-E   --  Governmental Consents

Schedule 5.01-K   --  Pending Actions

Schedule 5.01-L   --  Compensation Matters

Schedule 5.01-S   --  Environmental Matters

Schedule 5.01-T   --  ERISA Matters

Schedule 5.01-X   --  Patent, Trademark & Permit Claims Pending

Schedule 5.01-Z   --  Insurance Policies


::ODMA\PCDOCS\CHICAGO4\621760\1   May 15, 1998 ( 2:53PM)















									EXECUTION COPY

SECURITY AGREEMENT


		SECURITY AGREEMENT, dated as of April 15, 1998, among SHARED TECHNOLOGIES CELLULAR, INC., a Delaware corporation ("Grantor"), ANTHONY D. AUTORINO, and SALOMON
BROTHERS HOLDING COMPANY INC ("SBHC"), as Lenders (the
"Lenders") and SBHC as Collateral Agent ("the Collateral
Agent").

W I T N E S S E T H:

		WHEREAS, pursuant to that certain Credit Agreement dated as of the date hereof by and between Grantor and Anthony D. Autorino (including all annexes, exhibits and schedules thereto, as from time to time amended, restated, supplemented or otherwise modified, the "Autorino Credit
Agreement"), Anthony D. Autorino has agreed to extend credit to Grantor;

		WHEREAS, pursuant to that certain Credit Agreement dated as of the date hereof by and between Grantor and SBHC
(including all annexes, exhibits and schedules thereto, as from time to time amended, restated, supplemented or otherwise modified, the "SBHC Credit Agreement" and together with the Autorino Credit Agreement, the "Credit
Agreements"), SBHC has agreed to extend credit to Grantor;

		WHEREAS, in order to induce the Lenders to enter into the Credit Agreements and the other instruments, agreements and documents executed or delivered in connection therewith (collectively, the "Transaction Documents") and to make the loans as provided for in the Credit Agreements, Grantor has agreed to grant a continuing lien on the Collateral to the Collateral Agent for its benefit and the benefit of the Lenders (as hereinafter defined) to secure the obligations under the Credit Agreements (the
"Obligations");

		WHEREAS, the Lenders desire to set forth their rights and remedies with respect to each other, their relationship to the Grantor, the Credit Agreements, their security interests and rights in the Collateral and various related matters;

		NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

I. 			DEFINED TERMS.  All undefined terms
contained in this Security Agreement, unless the context indicates otherwise, shall have the meanings provided for by
Article 9 of the Uniform Commercial Code as enacted in the State of New York, as it may be amended from time to time, to the extent the same are used or defined therein.


I. 			GRANT OF LIEN.

A. 			To secure the prompt and complete
payment, performance and observance of all of the Obligations, Grantor hereby grants to the Collateral Agent, for its benefit and the benefit of the Lenders, a lien upon all of its right, title and interest in, to and under the following property, whether now owned by or owing to, or hereafter acquired by or arising in favor of Grantor (including under any trade names, styles or derivations thereof), and whether owned or consigned by or to, or leased from or to, Grantor, and regardless of where located (all of which being hereinafter collectively referred to as the "Collateral"):

1. 			 		all Accounts;

1. 		    	 	all Inventory;

1. 				all Investment Property;

1. 		    			all Proceeds of the foregoing.

A. 			In addition, to secure the prompt and
complete payment, performance and observance of the Obligations and in order to induce the Lenders as aforesaid, Grantor hereby grants to the Collateral Agent, for its benefit and the benefit of the Lenders a right of set-off against the property of Grantor held by the Collateral Agent or any Lender, consisting of property described above in
Section 2(a) now or hereafter in the possession or custody of or in transit to the Collateral Agent or any Lender, for any purpose, including safekeeping, collection or pledge, for the account of Grantor, or as to which Grantor may have any right or power.

I. 			COLLATERAL AGENT'S AND LENDERS' RIGHTS;
LIMITATIONS ON COLLATERAL AGENT'S LENDERS' OBLIGATIONS.

A. 			It is expressly agreed by Grantor that,
anything herein to the contrary notwithstanding, Grantor shall remain liable under each of its contracts and agreements included in the Collateral to the extent set forth therein to observe and perform all the conditions and obligations to be observed and performed by it thereunder. Neither the Collateral Agent nor any Lender shall have any obligation or liability under any contracts and agreements included in the Collateral by reason of or arising out of this Security Agreement or the granting herein of a lien thereon or the receipt by the Collateral Agent or any Lender of any payment relating to any contracts and agreements included in the Collateral pursuant hereto. Neither the Collateral Agent nor any Lender shall be required or obligated in any manner to perform or fulfill any of the obligations of Grantor under or pursuant to any contracts and agreements included in the Collateral, or to make any payment, or to make any inquiry as to the nature or the sufficiency of any payment received by it or the sufficiency of any performance by any party under any contracts and agreements included in the Collateral, or to present or file any claims, or to take any action to collect or enforce any performance or the payment of any amounts which may have been assigned to it or to which it may be entitled at any time or times. Notwithstanding any of the foregoing, after an Event of Default shall have occurred and be continuing under a Credit Agreement, if Grantor fails to perform any agreement contained herein, the Collateral Agent may itself perform, or cause performance of, such agreement, and the expenses of the Collateral Agent incurred in connection therewith shall be payable by Grantor to the Collateral
Agent upon demand by the Collateral Agent.

A. 			At any time after an "Event of Default"
under a Credit Agreement (as defined in the Credit
Agreements, "Event of Default") shall have occurred and be continuing, upon one (1) day prior notice to Grantor the Collateral Agent may in its sole discretion, notify Account Debtors that the Accounts have been assigned to the Collateral Agent and that payments shall be made directly to the Collateral Agent and, upon such notification and at the expense of Grantor, enforce collection of any such Accounts and adjust, settle or compromise the amount or payment thereof, in the same manner and to the same extent as Grantor might have done. Upon the request of the Collateral Agent, Grantor shall so notify the Account Debtors. After receipt by Grantor of notice from the Collateral Agent that it has exercised its rights under this Section 3(b), all amounts and proceeds (including instruments) received by Grantor in respect to the Accounts shall be received in trust for the benefit of the Collateral Agent hereunder, shall be segregated from other funds of Grantor and shall be forthwith paid over to the Collateral Agent in the same form as so received (with any necessary indorsement) to be held as collateral and shall be applied as provided in Section
2(b) above.

A. 			If an Event of Default shall have
occurred and be continuing under a Credit Agreement, the Collateral Agent may at any time in the Collateral Agent's own name or in the name of Grantor communicate with Account Debtors to verify with such persons, to the Collateral Agent's satisfaction, the existence, amount and terms of any such Accounts. If an Event of Default under a Credit Agreement shall have occurred and be continuing, Grantor, at its own expense, shall cause the independent certified public accountants then engaged by Grantor to prepare and deliver to the Collateral Agent at any time and from time to time promptly upon the Collateral Agent's request, the following reports with respect to Grantor: (i) a reconciliation of all Accounts; (ii) an aging of all Accounts; (iii) trial balances; and (iv) a test verification of such Accounts, in each case, as the Collateral Agent may request. Grantor, at its own expense, shall deliver to Collateral Agent the results of each physical verification, if any, which Grantor may in its discretion have made, or caused any other person to have made on its behalf, of all or any portion of its Inventory.

I. 			REPRESENTATIONS AND WARRANTIES.  Grantor
represents and warrants that:

A. 			Grantor is the sole owner of each item
of the Collateral upon which it purports to grant a lien hereunder, and has good and marketable title thereto.

A. 			No effective security agreement,
financing statement, equivalent security or lien instrument or continuation statement covering all or any part of the Collateral is on file or of record in any public office in the states of Connecticut or Missouri, except to the extent disclosed on Schedule I and such as may have been filed by Grantor in favor of Collateral Agent pursuant to this Security Agreement.

A. 			This Security Agreement is effective to
create a valid and continuing lien on and, upon the filing of the appropriate financing statements listed on Schedule
II hereto, a perfected lien in the states of Connecticut and Missouri in favor of Collateral Agent on the Collateral with respect to which a lien may be perfected by filing pursuant to the Uniform Commercial Code in such jurisdictions. Such lien in the states of Connecticut and Missouri is prior to all other liens except the liens set forth on Schedule I and is enforceable as such as against any and all creditors of and purchasers from Grantor (other than purchasers of Inventory in the ordinary course of business). All action by Grantor necessary or desirable to protect and perfect such lien on each item of the Collateral in such jurisdictions has been duly taken.

A. 			The correct name of Grantor on the date
hereof is SHARED TECHNOLOGIES CELLULAR, INC. and, except as disclosed to the Collateral Agent in writing, Grantor has no other corporate or fictitious name and has not, during the five (5) years immediately preceding the date of this Security Agreement, (i) been known by or used any other corporate or fictitious name in the ordinary course of its business; (ii) merged or consolidated with any other person which is or was known by or uses or used any other corporate, partnership or fictitious name in the ordinary course of its business; or (iii) acquired assets from any other person or operating division of any other person which is or was known by or uses or used any other corporate, partnership or fictitious name to the extent that the transfer of such assets by such person or operating division is outside of the ordinary course of such person or operating division's business. Grantor will not change its name, identity or corporate structure in any manner unless Grantor shall give the Collateral Agent written notice of such change within thirty (30) days prior to the effective date of any such change and certify to the Collateral Agent that all filings reflecting such new name, identity or corporate structure have been made which are necessary or appropriate to preserve the perfection of the security interests described herein.

A. 			Grantor's chief executive office,
principal place of business, corporate offices, all warehouses and premises where Collateral is stored or located, and the locations of all of its books and records concerning the Collateral are set forth on Schedule III hereto.

A. 			With respect to the Accounts, (i) they
represent bona fide sales of Inventory or rendering of services to Account Debtors in the ordinary course of Grantor's business and are not evidenced by a judgment, instrument or chattel paper; (ii) there are no setoffs, claims or disputes existing or asserted with respect thereto and Grantor has not made any agreement with any Account
Debtor other than in the ordinary course of business consistent with past practices for any extension of time for the payment thereof, any compromise or settlement for less than the full amount thereof, any release of any Account Debtor from liability therefor, or any deduction therefrom except a discount or allowance allowed by Grantor in the ordinary course of its business for prompt payment and disclosed to the Collateral Agent; (iii) to Grantor's knowledge, there are no facts, events or occurrences which in any way impair the validity or enforceability thereof or could reasonably be expected to reduce the amount payable thereunder as shown on Grantor's books and records and any invoices and statements with respect thereto; (iv) Grantor has not received any notice of proceedings or actions which are threatened or pending against any Account Debtor which might result in any adverse change in such Account Debtor's financial condition; and (v) Grantor has no knowledge that any Account Debtor is unable generally to pay its debts as they become due. Further with respect to the Accounts; (x) no payments have been or shall be made thereon except payments immediately delivered to Grantor or deposit accounts of Grantor; and (y) to Grantor's knowledge, all Account Debtors have the capacity to contract.

A. 			With respect to any Inventory, (i)
Grantor has good, indefeasible and merchantable title to such Inventory, (ii) such Inventory is of good and merchantable quality, free from any defects to the best of Grantor's knowledge, (iii) such Inventory is not subject to any licensing, patent, royalty, trademark, trade name or copyright agreements with any third parties which would require any consent of any third party upon sale or disposition of that Inventory or the payment of any monies to any third party as a precondition of such sale or other disposition, and (iv) the completion of manufacture, sale or other disposition of such Inventory by the Collateral Agent following an Event of Default under a Credit Agreement shall not require the consent of any person and shall not constitute a breach or default under any contract or agreement to which Grantor is a party or to which such property is subject.

		(h) 	No consent of any other person and no
authorization, approval or other action by, and no notice to or filing with, any Governmental Authority is required (i) for the grant by Grantor of the security interest granted hereby or for the execution, delivery or performance of this Security Agreement by Grantor, (ii) for the perfection or, except for the filing of the appropriate continuation statements with respect to the financing statements listed on Schedule II, maintenance of the security interest created hereby in the states of Connecticut and Missouri (including the maintenance of the first priority nature of such security interest in the states of Connecticut and Missouri) or (iii) for the exercise by the Collateral Agent of its rights and remedies hereunder.

I. 			COVENANTS.  Grantor covenants and agrees
with the Collateral Agent that from and after the date of this Security Agreement and until the indefeasible payment in full in cash of the Obligations and the termination of each of the Credit Agreements:

A. 			Further Assurances; Pledge of
Instruments. At any time and from time to time, upon the written request of the Collateral Agent and at the sole expense of Grantor, Grantor shall promptly and duly execute and deliver any and all such further instruments and documents and take such further actions as the Collateral Agent may reasonably deem desirable to obtain the full benefits of this Security Agreement and of the rights and powers herein granted, including (i) using its best efforts to secure all consents and approvals necessary or appropriate for the assignment to or for the benefit of the Collateral Agent of any license, agreement or contract held by Grantor or in which Grantor has any rights not heretofore assigned, (ii) filing any financing or continuation statements in Connecticut and Missouri under the Uniform Commercial Code with respect to the liens granted hereunder or under any other Loan Document, (iii) transferring Collateral to the Collateral Agent's possession if a lien on such Collateral can be perfected only by possession, or if requested by the Collateral Agent, and (iv) obtaining, or using its best efforts to obtain, waivers of liens, if any exist, from landlords and mortgagees in accordance with the Credit Agreements. Grantor also hereby authorizes the Collateral Agent to file any such financing or continuation statements without the signature of Grantor to the extent permitted by applicable law. If any amount payable under or in connection with any of the Collateral is or shall become evidenced by any instrument, such instrument, other than checks and notes received in the ordinary course of business, shall be duly endorsed in a manner satisfactory to the Collateral Agent immediately upon Grantor's receipt thereof.

A. 			Maintenance of Records.  Grantor shall
keep and maintain, at its own cost and expense, satisfactory and complete records of the Collateral, including a record of any and all payments received and any and all credits granted with respect to the Collateral and all other dealings with the Collateral. Grantor shall mark its books and records pertaining to the Collateral to evidence this Security Agreement and the liens granted hereby. Grantor shall permit representatives of the Collateral Agent at any reasonable time, and upon reasonable notice, to inspect, copy and make abstracts of such records.

		(c)	Indemnification.  In any suit, proceeding or
action brought by the Collateral Agent relating to any Account for any sum owing thereunder or to enforce any provision of any Account, Grantor will save, indemnify and keep the Collateral Agent harmless from and against all expense (including reasonable attorneys' fees and expenses), loss or damage suffered by reason of any defense, setoff, counterclaim, recoupment or reduction of liability whatsoever of the obligor thereunder, arising out of a breach by Grantor of any obligation thereunder or arising out of any other agreement, indebtedness or liability at any time owing to, or in favor of, such obligor or its successors from Grantor, except in the case of the Collateral Agent, to the extent such expense, loss, or damage is attributable solely to the gross negligence or willful misconduct of the Collateral Agent as finally determined by a court of competent jurisdiction. All such obligations of Grantor shall be and remain enforceable against and only against Grantor and shall not be enforceable against the Collateral Agent.

		(d)	Compliance with Terms of Accounts, etc.  In
all material respects, Grantor will perform and comply with all obligations in respect of its Accounts, contracts, and all other agreements to which it is a party or by which it is bound relating to the Collateral. Grantor hereby agrees that, upon the occurrence and during the continuation of an Event of Default under a Credit Agreement, Grantor will not, without the consent of the Collateral Agent, (i) grant any extension of the time of payment of any of the Collateral or compromise, compound or settle the same for less than the full amount thereof; (ii) release, wholly or partly, any person liable for the payment thereof; or (iii) allow any credit or discount whatsoever thereon other than trade discounts granted in the ordinary course of business.

		(e)	Limitation on Liens on Collateral.  Grantor
will not create, permit or suffer to exist, and will defend the Collateral against, and take such other action as is necessary to remove, any lien on the Collateral except
Permitted Encumbrances, and will defend the right, title and interest of the Collateral Agent and the Lenders in and to any of Grantor's rights under the Collateral against the claims and demands of all persons whomsoever.

		(f)	Limitations on Disposition.  Grantor will not
sell, lease, transfer or otherwise dispose of any of the Collateral, or attempt or contract to do so, except as permitted by the Credit Agreements.

		(g)	Further Identification of Collateral.
Grantor will, if so requested by the Collateral Agent, furnish to the Collateral Agent, as often as the Collateral Agent requests, statements and schedules further identifying and describing the Collateral and such other reports in connection with the Collateral as the Collateral Agent may reasonably request, all in such detail as the Collateral Agent may specify.

		(h)	Notices.  Grantor will advise the Collateral
Agent promptly, in reasonable detail, (i) of any lien or claim made or asserted against any of the Collateral and
(ii) of the occurrence of any other event which would have a material adverse effect on the aggregate value of the Collateral or on the liens created hereunder or under any other Loan Document.

		(i)	Covenants Regarding Inventory.  If any
Inventory is in the possession or control of any third party or any of Grantor's agents, Grantor shall, upon the Collateral Agents' request therefor, notify such third party or agent of the Collateral Agent's security interest in such Inventory and, upon the Collateral Agent's request following the occurrence and during the continuation of an Event of Default under a Credit Agreement, direct such third party or agent to hold all such Inventory for the Collateral Agent's account and subject to the Collateral Agent's instructions.

I. 			COLLATERAL AGENT'S APPOINTMENT AS
ATTORNEY-IN-FACT.

		On the Closing Date, Grantor shall execute and deliver to the Collateral Agent a power of attorney (the "Power of Attorney") substantially in the form attached hereto as Exhibit A. The power of attorney granted pursuant to the Power of Attorney is a power coupled with an interest and shall be irrevocable until the indefeasible payment in full in cash of the Obligations and the termination of each of the Credit Agreements. The powers conferred on the Collateral Agent under the Power of Attorney are solely to protect the Collateral Agent's and the Lenders' interests in the Collateral and shall not impose any duty upon the Collateral Agent to exercise any such powers. The
Collateral Agent agrees that (a) it shall not exercise any power or authority granted under the Power of Attorney unless an Event of Default under a Credit Agreement has occurred and is continuing, and (b) the Collateral Agent shall account for any moneys received by the Collateral
Agent in respect of any foreclosure on or disposition of the Collateral pursuant to the Power of Attorney provided that the Collateral Agent shall be accountable only for amounts that it actually receives as a result of the exercise of such powers. NONE OF THE COLLATERAL AGENT OR ITS
AFFILIATES, OFFICERS, DIRECTORS, EMPLOYEES, AGENTS OR REPRESENTATIVES SHALL BE RESPONSIBLE TO GRANTOR OR ANY
LENDER FOR ANY ACT OR FAILURE TO ACT UNDER ANY POWER OF ATTORNEY OR OTHERWISE, EXCEPT IN RESPECT OF DAMAGES ATTRIBUTABLE SOLELY TO THEIR OWN GROSS NEGLIGENCE OR WILLFUL MISCONDUCT AS FINALLY DETERMINED BY A COURT OF COMPETENT JURISDICTION, NOR FOR ANY PUNITIVE, EXEMPLARY, INDIRECT OR CONSEQUENTIAL DAMAGES.

I. 			REMEDIES; RIGHTS UPON DEFAULT.

A. 			In addition to all other rights and
remedies granted to it under this Security Agreement and under any other instrument or agreement securing, evidencing or relating to any of the Obligations, if any Event of Default under a Credit Agreement shall have occurred and be continuing, the Collateral Agent may exercise all rights and remedies of a secured party under the Uniform Commercial Code. Without limiting the generality of the foregoing, Grantor expressly agrees that in any such event the Collateral Agent, without demand of performance or other demand, advertisement or notice of any kind (except the notice specified below of time and place of public or private sale) to or upon Grantor, any Lender, or any other person (all and each of which demands, advertisements and notices are hereby expressly waived to the maximum extent permitted by the Uniform Commercial Code and other applicable law), may forthwith enter upon the premises of Grantor where any Collateral is located through self-help, without judicial process, without first obtaining a final judgment or giving Grantor, the Lenders, or any other person notice and opportunity for a hearing on the Collateral Agent's claim or action, and may collect, receive, assemble, process, appropriate and realize upon the Collateral, or any part thereof, and may forthwith sell, lease, assign, give an option or options to purchase, or sell or otherwise dispose of and deliver said Collateral (or contract to do so), or any part thereof, in one or more parcels at a public or private sale or sales, at any exchange at such prices as may be commercially reasonable for cash or on credit or for future delivery without assumption of any credit risk. The Collateral Agent shall have the right upon any such public sale or sales and, to the extent permitted by law, upon any such private sale or sales, to purchase the whole or any part of said Collateral so sold, free of any right or equity of redemption, which equity of redemption Grantor hereby releases. Such sales may be adjourned and continued from time to time with or without notice. The Collateral Agent shall have the right to conduct such sales on Grantor's premises or elsewhere and shall have the right to use Grantor's premises without charge for such time or times as the Collateral Agent deems necessary or advisable.

		Grantor further agrees, at the Collateral Agent's request, to assemble the Collateral and make it available to the at places which the Collateral Agent shall select, whether at Grantor's premises or elsewhere. Until the Collateral Agent is able to effect a sale, lease, or other disposition of Collateral, the Collateral Agent shall have the right to hold or use Collateral, or any part thereof, to the extent that it deems appropriate, in its sole discretion, for the purpose of preserving Collateral or its value or for any other purpose deemed appropriate, in its sole discretion, by the Collateral Agent. The Collateral
Agent shall have no obligation to Grantor or the Lenders to maintain or preserve the rights of Grantor as against third parties with respect to Collateral while Collateral is in the possession of the Collateral Agent. The Collateral
Agent may, if it so elects, seek the appointment of a receiver or keeper to take possession of Collateral and to enforce any of the Collateral Agent's remedies with respect to such appointment without prior notice to Grantor or any Lender, or hearing, as to such appointment. Subject to the provisions of Section 10 below, the Collateral Agent shall apply the net proceeds of any such collection, recovery, receipt, appropriation, realization or sale to the Obligations as provided in the Credit Agreements, and only after so paying over such net proceeds, and after the payment by the Collateral Agent of any other amount required by any provision of law, need the Collateral Agent account for the surplus, if any, to Grantor. To the maximum extent permitted by applicable law, Grantor and each Lender waives all claims, damages, and demands against the Collateral
Agent arising out of the repossession, retention or sale of the Collateral except such as arise solely out of the gross negligence or willful misconduct of the Collateral Agent as finally determined by a court of competent jurisdiction.
Grantor and each Lender agrees that ten (10) days prior notice by the Collateral Agent of the time and place of any public sale or of the time after which a private sale may take place is reasonable notification of such matters.
Grantor shall remain liable for any deficiency if the proceeds of any sale or disposition of the Collateral are insufficient to pay all Obligations, including any reasonable attorneys' fees and other expenses incurred by the Collateral Agent or any Lender to collect such deficiency.

A. 			Except as otherwise specifically
provided herein, Grantor hereby waives presentment, demand, protest or any notice (to the maximum extent permitted by applicable law) of any kind in connection with this Security Agreement or any Collateral.
II. 			GRANT OF LICENSE TO USE INTELLECTUAL
PROPERTY. For the purpose of enabling the Collateral Agent to exercise rights and remedies under Section 7 hereof (including, without limiting the terms of Section 7 hereof, in order to take possession of, hold, preserve, process, assemble, prepare for sale, market for sale, sell or otherwise dispose of Collateral) at such time as the Collateral Agent shall be lawfully entitled to exercise such rights and remedies, Grantor hereby grants to the Collateral Agent, for its benefit and the benefit of the Lenders, an irrevocable, non-exclusive license (exercisable without payment of royalty or other compensation to Grantor) to use, license or sublicense any trademarks, registered trademarks, trademark applications, service marks, registered service marks, service mark applications, patents, patent applications, trade names, rights of use of any name, labels, fictitious names, inventions, designs, trade secrets, computer programs, software, printouts and other computer materials, goodwill, registrations, copyrights, copyright applications, permits, licenses, franchises, customer lists, credit files, correspondence, and advertising materials, and any property of a similar nature, as it pertains to the Collateral, or any rights to any of the foregoing, now owned or hereafter acquired by Grantor, and wherever the same may be located, and including in such license access to all media in which any of the licensed items may be recorded or stored and to all computer software and programs used for the compilation or printout thereof.

I. 			LIMITATION ON COLLATERAL AGENT'S AND
LENDERS' DUTY IN RESPECT OF COLLATERAL. The Collateral Agent and each Lender shall use reasonable care with respect to the Collateral in its possession or under its control. Neither the Collateral Agent nor any Lender shall have any other duty as to any Collateral in its possession or control or in the possession or control of any agent or nominee of the Collateral Agent or such Lender, or any income thereon or as to the preservation of rights against prior parties or any other rights pertaining thereto.



		10. PARI PASSU INTERESTS; ENFORCEMENT OF SECURITY
INTEREST.

		(a) Each Lender agrees that its interests in the Collateral shall be pari passu and equal in priority and rights with the interests in the Collateral of the other
Lenders. Each Lender agrees to the appointment of the Collateral Agent as its agent with respect to the security interest in the Collateral. Each Lender hereby delegates to the Collateral Agent all right and authority to exercise and enforce such Lender's rights against and with respect to the Collateral as the Collateral Agent may determine, in its sole discretion. The Collateral Agent shall not be required to exercise or enforce any rights against, or with respect to, the Collateral for the benefit of any given Lender unless it is enforcing such rights for the benefit of SBHC, as a Lender.

		(b)  In the event that the Collateral Agent
enforces the security interest in all or part of the Collateral as set forth herein, the proceeds of any sale, foreclosure or enforcement action on or against any of the Collateral, after deducting expenses of such sale, foreclosure or enforcement action (the "Net Proceeds") shall be distributed and shared by the Lenders pro rata in proportion to their respective claims against the Grantor calculated as of the date of distribution. Each Lender's share ("Share") shall be equal to the product of (i) a fraction, the numerator of which shall be equal to the then unpaid Obligations owing to such Lender by Grantor under the applicable Credit Agreement and the denominator of which shall be equal to the sum of all then unpaid Obligations owing to the Lenders; times (ii) the Net Proceeds. Notwithstanding any of the foregoing, if the claim of any Lender for payment of Obligations owing to it under its applicable Credit Agreement or claim with respect to the security interest granted hereunder is impaired for any reason, such that such Lender would be unable to enforce its rights under such Credit Agreement or the security interest granted hereunder for the benefit of such Lender is voided or voidable, then such Lender shall not share pro rata in the Net Proceeds collected by the Collateral Agent and the Share of the other Lenders in the Net Proceeds shall be calculated without regard to the Obligations owning or claimed to be owing to such Lender.

		(c) The Lenders shall share on a pro rata basis all costs and expenses at any time or times paid by the Collateral Agent in connection with (i) the collection or enforcement of the Obligations under the Credit Agreements;
(ii) the preservation of the Collateral; or (iii) the sale, disposition or other enforcement of, or realization upon, the Collateral or other collateral securing such indebtedness, in proportion to their respective Shares, computed as of the date such expenses are paid or invoiced, whichever occurs earlier.

		(d) Each of the Lenders agrees that it shall not, without the prior written consent of the Collateral Agent:
(i) release any Collateral which is held by it for the benefit of the Collateral Agent and the other Lenders; (ii) enforce any rights or remedies against Grantor, the Collateral or any other collateral or under such Lender's
Credit Agreement or any other agreements, documents or instruments; (iii) increase the outstanding indebtedness owed by Grantor to such Lender; or (iv) institute or cause to be instituted against the Grantor any proceeding under any bankruptcy or insolvency laws.

		(e) The provisions of this Section 10 are solely for the benefit of the Collateral Agent and the Lenders, and Grantor shall not have any right to rely on or enforce any of the provisions hereof.

		11.	REINSTATEMENT.  This Security Agreement shall
remain in full force and effect and continue to be effective should any petition be filed by or against Grantor for liquidation or reorganization, should Grantor become insolvent or make an assignment for the benefit of any creditor or creditors or should a receiver or trustee be appointed for all or any significant part of Grantor's assets, and shall continue to be effective or be reinstated, as the case may be, if at any time payment and performance of the Obligations, or any part thereof, is, pursuant to applicable law, rescinded or reduced in amount, or must otherwise be restored or returned by any obligee of the Obligations, whether as a "voidable preference", "fraudulent conveyance", or otherwise, all as though such payment or performance had not been made. In the event that any payment, or any part thereof, is rescinded, reduced, restored or returned, the Obligations shall be reinstated and deemed reduced only by such amount paid and not so rescinded, reduced, restored or returned. No impairment of any claim or right of any Lender for payment of Obligations owing to it under its applicable Credit Agreement or with respect to the security interest granted hereunder shall adversely affect or impair the claims or rights of the Collateral Agent or the other Lenders hereunder.

		12.	NOTICES. Unless otherwise specifically pro-
vided herein, any notice or other communication herein required or permitted to be given shall be in writing and may be personally served, sent facsimile transmission or courier service or United States certified mail and shall be deemed to have been given when delivered in person or by courier service, upon receipt of a facsimile transmission, or four (4) Business Days after deposit in the United States mail with postage prepaid and properly addressed. For the purposes hereof, the addresses of the parties hereto (until notice of a change thereof is delivered as provided in this
Section 12) shall be as set forth below:

		Shared Technologies Cellular, Inc.
		100 Great Meadow Road
		Wethersfield, Connecticut 06109
		Attn:  Vincent DiVincenzo
		Facsimile No. (860) 258-2455

		with a copy to:

			Shipman & Goodwin LLP
			One American Row
			Hartford, Connecticut 06103-2819
			Attn:  Deborah Frisone
			Facsimile No. (860) 251-5899

		Salomon Brothers Holding Company Inc
		Seven World Trade Center
		New York, New York  10048
		Attn: Townsend U. Weekes
		Facsimile No. (212) 783-2823

		with a copy to:

			Sidley & Austin
			One First National Plaza
			Chicago, Illinois  60603
			Attn:  DeVerille A. Huston
			Facsimile No.  (312) 853-7036


		Anthony D. Autorino
		100 Great Meadow Road
		Wethersfield, Connecticut 06109
		Facsimile No. (860) 258-2455


		13.	SEVERABILITY.  Whenever possible, each
provision of this Security Agreement shall be interpreted in a manner as to be effective and valid under applicable law, but if any provision of this Security Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity without invalidating the remainder of such provision or the remaining provisions of this Security Agreement. This Security Agreement is to be read, construed and applied together with the Credit Agreements and the other Transaction Documents which, taken together, set forth the complete understanding and agreement of the Collateral Agent, the Lenders and Grantor with respect to the matters referred to herein and therein.

		14.	NO WAIVER; CUMULATIVE REMEDIES; AMENDMENTS.
Neither the Collateral Agent nor any Lender, except to the extent specifically provided herein, shall by any act, delay, omission or otherwise be deemed to have waived any of its rights or remedies hereunder, and no waiver shall be valid unless in writing, signed by the Collateral Agent and then only to the extent therein set forth. A waiver by the Collateral Agent of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which the Collateral Agent would otherwise have had on any future occasion. No failure to exercise nor any delay in exercising on the part of the Collateral Agent or any Lender, any right, power or privilege hereunder, shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or future exercise thereof or the exercise of any other right, power or privilege. The rights and remedies hereunder provided are cumulative and may be exercised singly or concurrently, and are not exclusive of any rights and remedies provided by law. None of the terms or provisions of this Security Agreement may be waived, altered, modified or amended except by an instrument in writing, duly executed by the Collateral Agent, on behalf of itself and each Lender, and Grantor.

		15.	LIMITATION BY LAW.  All rights, remedies and
powers provided in this Security Agreement may be exercised only to the extent that the exercise thereof does not violate any applicable provision of law, and all the provisions of this Security Agreement are intended to be subject to all applicable mandatory provisions of law that may be controlling and to be limited to the extent necessary so that they shall not render this Security Agreement invalid, unenforceable, in whole or in part, or not entitled to be recorded, registered or filed under the provisions of any applicable law.

		16.	TERMINATION.  Upon the indefeasible payment
in full in cash of the Obligations and the termination of each of the Credit Agreements, the security interest granted hereby shall terminate and all rights to the Collateral shall revert to Grantor.

		17.	CONTINUING SECURITY INTEREST; SUCCESSORS AND
ASSIGNS. This Security Agreement shall create a continuing security interest in the Collateral and shall (i) remain in full force and effect until indefeasible payment in full in cash of the Obligations and termination of each of the Credit Agreements, (ii) be binding upon Grantor, the Collateral Agent, and the Lenders, and their respective successors and assigns, and (iii) inure to the benefit of, and be enforceable by, Grantor, the Collateral Agent and the Lenders and their respective successors, transferees and assigns. Without limiting the generality of the foregoing clause (iii), each Lender may assign or otherwise transfer all or any portion of its rights and obligations under the applicable Credit Agreement in accordance with the terms thereof (including, without limitation, all or any portion of any loans owing to it) to any other person, and such other person shall thereupon become vested with all the benefits in respect thereof granted to such Lender herein or otherwise.

		18.	SURVIVAL OF REPRESENTATIONS AND WARRANTIES.
Grantor covenants, warrants, and represents to the Collateral Agent and each Lender that all representations and warranties of Grantor contained in this Security
Agreement are true at the time of Grantor's execution of this Security Agreement, shall survive the execution, delivery and acceptance hereof by the parties hereto and the closing of the transactions described in the Credit
Agreements and the other Transaction Documents and shall continue in effect until all of the Obligations shall have been paid in full in cash and each of the Credit Agreements has been terminated.

		19.	COUNTERPARTS.  This Security Agreement may be
executed in any number of separate counterparts, each of which shall collectively and separately constitute one and the same agreement. Delivery of an executed counterpart of this Security Agreement by facsimile transmission shall be effective as delivery of a manually executed counterpart hereof.

		20.	GOVERNING LAW; PERSONAL JURISDICTION; SERVICE
OF PROCESS.

		(a) THIS SECURITY AGREEMENT SHALL BE INTERPRETED,
AND THE RIGHTS AND LIABILITIES OF THE PARTIES HERETO
DETERMINED, IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW
YORK.

		(b) EACH OF THE COLLATERAL AGENT, EACH LENDER AND GRANTOR IRREVOCABLY AND UNCONDITIONALLY SUBMITS, FOR ITSELF
AND ITS PROPERTY, TO THE NONEXCLUSIVE JURISDICTION OF ANY
NEW YORK STATE COURT OR FEDERAL COURT SITTING IN NEW YORK,
NEW YORK, AND ANY COURT HAVING JURISDICTION OVER APPEALS OF MATTERS HEARD IN SUCH COURTS, IN ANY ACTION OR PROCEEDING
ARISING OUT OF, CONNECTED WITH, RELATED TO OR INCIDENTAL TO
THE RELATIONSHIP ESTABLISHED BETWEEN THEM IN CONNECTION WITH
THIS SECURITY AGREEMENT OR ANY OTHER LOAN DOCUMENT, WHETHER ARISING IN CONTRACT, TORT, EQUITY OR OTHERWISE, OR FOR RECOGNITION OR ENFORCEMENT OF ANY JUDGMENT, AND EACH OF THE PARTIES HERETO IRREVOCABLY AND UNCONDITIONALLY AGREES THAT
ALL CLAIMS IN RESPECT OF ANY SUCH ACTION OR PROCEEDING MAY
BE HEARD AND DETERMINED IN SUCH STATE COURT OR, TO THE
EXTENT PERMITTED BY LAW, IN SUCH FEDERAL COURT.  THE
COLLATERAL AGENT, THE LENDERS AND GRANTOR EACH AGREES THAT A FINAL JUDGMENT IN ANY SUCH ACTION OR PROCEEDING SHALL BE CONCLUSIVE AND MAY BE ENFORCED IN OTHER JURISDICTIONS BY
SUIT ON THE JUDGMENT OR IN ANY OTHER MANNER PROVIDED BY LAW. GRANTOR WAIVES IN ALL DISPUTES ANY OBJECTION THAT IT MAY
HAVE TO THE LOCATION OF THE COURT CONSIDERING THE DISPUTE.

		(ii) GRANTOR AGREES THAT THE COLLATERAL AGENT SHALL HAVE THE RIGHT TO PROCEED AGAINST GRANTOR OR ITS PROPERTY IN A COURT IN NEW YORK, CONNECTICUT OR MISSOURI TO ENABLE THE COLLATERAL AGENT TO REALIZE ON THE COLLATERAL OR ANY OTHER SECURITY FOR THE OBLIGATIONS, OR TO ENFORCE A JUDGMENT OR OTHER COURT ORDER ENTERED IN FAVOR OF THE COLLATERAL AGENT. GRANTOR AGREES THAT IT WILL NOT ASSERT
ANY PERMISSIVE COUNTERCLAIMS IN ANY PROCEEDING BROUGHT BY
THE COLLATERAL AGENT TO REALIZE ON THE COLLATERAL OR ANY
OTHER SECURITY FOR THE OBLIGATIONS, OR TO ENFORCE A JUDGMENT OR OTHER COURT ORDER IN FAVOR OF THE COLLATERAL AGENT.
GRANTOR WAIVES ANY OBJECTION THAT IT MAY HAVE TO THE
LOCATION OF THE COURT IN WHICH THE COLLATERAL AGENT MAY COMMENCE A PROCEEDING DESCRIBED IN THIS SECTION.

		(c) GRANTOR IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OF ANY OF THE AFOREMENTIONED COURTS IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO GRANTOR'S NOTICE ADDRESS SPECIFIED BELOW, SUCH SERVICE TO BECOME
EFFECTIVE FIVE (5) DAYS AFTER SUCH MAILING.  GRANTOR
IRREVOCABLY WAIVES ANY OBJECTION (INCLUDING, WITHOUT
LIMITATION, ANY OBJECTION OF THE LAYING OF VENUE OR BASED ON
THE GROUNDS OF FORUM NON CONVENIENS) WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY SUCH ACTION OR
PROCEEDING WITH RESPECT TO THIS SECURITY AGREEMENT OR ANY
OTHER LOAN DOCUMENT IN ANY JURISDICTION SET FORTH ABOVE.
NOTHING HEREIN SHALL AFFECT THE RIGHT TO SERVE PROCESS IN
ANY OTHER MANNER PERMITTED BY LAW OR SHALL LIMIT THE RIGHT
OF COLLATERAL TO BRING PROCEEDINGS AGAINST GRANTOR IN THE
COURTS OF ANY OTHER JURISDICTION.


		21.	WAIVER OF JURY TRIAL. EACH OF THE COLLATERAL
AGENT, EACH LENDER AND GRANTOR IRREVOCABLY WAIVES TRIAL BY
JURY IN ANY ACTION OR PROCEEDING WITH RESPECT TO THIS
SECURITY AGREEMENT OR ANY OTHER LOAN DOCUMENT.  GRANTOR OR
THE COLLATERAL AGENT MAY FILE AN ORIGINAL COUNTERPART OR A
COPY OF THIS SECURITY AGREEMENT WITH ANY COURT AS WRITTEN
EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER
OF THEIR RIGHT TO TRIAL BY JURY.

		22.	SECTION TITLES.  The Section titles contained
in this Security Agreement are and shall be without substantive meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

		23.	NO STRICT CONSTRUCTION.  The parties hereto
have participated jointly in the negotiation and drafting of this Security Agreement. In the event an ambiguity or question of intent or interpretation arises, this Security
Agreement shall be construed as if drafted jointly by the parties hereto and no presumption or burden of proof shall arise favoring or disfavoring any party by virtue of the authorship of any provisions of this Security Agreement.

		24.	ADVICE OF COUNSEL.  Each of the parties
represents to each other party hereto that it has discussed this Security Agreement and, specifically, the provisions of
Section 20 and Section 21, with its counsel.

		25.	MARSHALLING; RECOURSE TO SECURITY.  The
Collateral Agent shall not be under any obligation to
marshall any assets in favor of Grantor or any other party
or against or in payment of any or all of the Obligations.
Recourse to security shall not be required at any time.
		26.	INCONSISTENCIES; ENTIRE AGREEMENT.  Except as
otherwise explicitly provided in this Security Agreement, to the extent a conflict or inconsistency exists between the terms and provisions of this Security Agreement and the terms and provisions of the Credit Agreements, the terms and provisions of the Credit Agreements shall govern. Except as provided above, this Security Agreement represents the final agreement of Grantor, the Collateral Agent and the Lenders with respect to the matters contained herein and may not be contradicted by evidence of prior or contemporaneous agreements, or subsequent oral agreements, among Grantor, the Collateral Agent and the Lenders.



		IN WITNESS WHEREOF, each of the parties hereto has caused this Security Agreement to be executed and delivered by its duly authorized officer as of the date first set forth above.


	SHARED TECHNOLOGIES CELLULAR,
INC.,
	as Grantor

	By:
	Name:
	Title:


	SALOMON BROTHERS HOLDING
	COMPANY INC,
	as Collateral Agent and as a
Lender

	By:
	Name:
	Title:

	ANTHONY D. AUTORINO, as a
Lender

	By:
	Name:
	Title:












SCHEDULE I
to
SECURITY AGREEMENT



PRIOR LIENS

None, except:


SCHEDULE II
to
SECURITY AGREEMENT



FILING JURISDICTIONS

		1.	Secretary of State of Connecticut

		2.	Secretary of State of Missouri

		3.	St. Louis County, Missouri







SCHEDULE III
to
SECURITY AGREEMENT


SCHEDULE OF OFFICES, LOCATIONS OF COLLATERAL
AND RECORDS CONCERNING COLLATERAL


I.	Chief Executive Office and principal place of business
of Grantor:


II.	Corporate Offices of Grantor:


III.	Warehouses:


IV.	Other Premises at which Collateral is Stored or
Located:


V.	Locations of Records Concerning Collateral:


[to be completed by Grantor]


EXHIBIT A
to
SECURITY AGREEMENT

POWER OF ATTORNEY

		This Power of Attorney is executed and delivered by SHARED TECHNOLOGIES CELLULAR, INC., a Delaware corporation ("Grantor") to SALOMON BROTHERS HOLDING COMPANY
INC, a Delaware corporation (hereinafter referred to as "Attorney"), as Collateral Agent, under a Security
Agreement, dated as of April  15, 1998 among Grantor,
Attorney, and the "Lenders" parties thereto (as the same may be amended, restated, supplemented or otherwise modified from time to time, the "Security Agreement"; unless otherwise defined herein, capitalized terms are used herein as therein defined). No person to whom this Power of Attorney is presented, as authority for Attorney to take any action or actions contemplated hereby, shall be required to inquire into or seek confirmation from Grantor as to the authority of Attorney to take any action described below, or as to the existence of or fulfillment of any condition to this Power of Attorney, which is intended to grant to Attorney unconditionally the authority to take and perform the actions contemplated herein, and Grantor irrevocably waives any right to commence any suit or action, in law or equity, against any person or entity which acts in reliance upon or acknowledges the authority granted under this Power of Attorney. The power of attorney granted hereby is coupled with an interest, and may not be revoked or canceled by Grantor without Attorney's written consent.

		Grantor hereby irrevocably constitutes and appoints Attorney (and all officers, employees or agents designated by Attorney), with full power of substitution, as Grantor's true and lawful attorney-in-fact with full irrevocable power and authority in the place and stead of Grantor and in the name of Grantor or in its own name, from time to time in Attorney's discretion, to take any and all appropriate action and to execute and deliver any and all documents and instruments which may be necessary or desirable to accomplish the purposes of the Security Agreement, the Credit Agreements and the other Transaction Documents and, without limiting the generality of the foregoing, Grantor hereby grants to Attorney the power and right, on behalf of Grantor, without notice to or assent by Grantor, and at any time, to do the following: (a) change the mailing address of Grantor, open a post office box on behalf of Grantor, open mail for Grantor, and ask, demand, collect, give acquittances and receipts for, take possession of, endorse any invoices, freight or express bills, bills of lading, storage or warehouse receipts, drafts against debtors, assignments, verifications, and notices in connection with any property of Grantor; (b) effect any repairs to any asset of Grantor, or continue or obtain any insurance and pay all or any part of the premiums therefor and costs thereof, and make, settle and adjust all claims under such policies of insurance, and make all determinations and decisions with respect to such policies;
(c) pay or discharge any taxes, liens, security interests, or other encumbrances levied or placed on or threatened against Grantor or its property; (d) defend any suit, action or proceeding brought against Grantor if Grantor does not defend such suit, action or proceeding or if Attorney believes that Grantor is not pursuing such defense in a manner that will maximize the recovery to Attorney, and settle, compromise or adjust any suit, action, or proceeding described above and, in connection therewith, give such discharges or releases as Attorney may deem appropriate; (e) file or prosecute any claim, litigation, suit or proceeding in any court of competent jurisdiction or before any arbitrator, or take any other action otherwise deemed appropriate by Attorney for the purpose of collecting any and all such moneys due to Grantor whenever payable and to enforce any other right in respect of Grantor's property;
(f) cause the certified public accountants then engaged by Grantor to prepare and deliver to Attorney at any time and from time to time, promptly upon Attorney's request, the following reports: (1) a reconciliation of all accounts,
(2) an aging of all accounts, (3) trial balances, (4) test verifications of such accounts as Attorney may request, and
(5) the results of each physical verification of inventory;
(g) communicate in its own name with any party to any contract with regard to the assignment of the right, title and interest of such Grantor in and under the contracts and other matters relating thereto; and (h) execute, in connection with any sale provided for in any Transaction Document, any endorsements, assignments or other instruments of conveyance or transfer with respect to the Collateral and to otherwise direct such sale or resale, all as though Attorney were the absolute owner of the property of Grantor for all purposes, and to do, at Attorney's option and Grantor's expense, at any time or from time to time, all acts and other things that Attorney reasonably deems necessary to perfect, preserve, or realize upon Grantor's property or assets and Attorney's liens thereon, all as fully and effectively as Grantor might do. Grantor hereby ratifies, to the extent permitted by law, all that said Attorney shall lawfully do or cause to be done by virtue hereof.



			IN WITNESS WHEREOF, this Power of Attorney is executed by Grantor, and Grantor has caused its seal to be affixed pursuant to the authority of its board of directors this 15th day of April, 1998.


	SHARED TECHNOLOGIES CELLULAR,
INC.,
	as Grantor

	By:
	Name:
	Title:



ATTEST:

By: ________________________________(SEAL)

Title: _____________________________





					EXECUTION COPY


PLEDGE AGREEMENT


		THIS PLEDGE AGREEMENT (the "Pledge Agreement"), dated as of April 15, 1998, is executed by and between SHARED
TECHNOLOGIES CELLULAR, INC., a Delaware corporation (the
"Pledgor"),  ANTHONY D. AUTORINO, and SALOMON BROTHERS HOLDING
COMPANY INC ("SBHC"), as Lenders (the "Lenders") and SBHC as
Collateral Agent (the "Collateral Agent").

WITNESSETH:

		WHEREAS, pursuant to that certain Credit Agreement dated as of the date hereof by and between Pledgor and Anthony
D. Autorino (including all annexes, exhibits and schedules thereto, as from time to time amended, restated, supplemented or otherwise modified, the "Autorino Credit Agreement"), Anthony D. Autorino has agreed to extend credit to Pledgor;

		WHEREAS, pursuant to that certain Credit Agreement dated as of the date hereof by and between Pledgor and SBHC
(including all annexes, exhibits and schedules thereto, as from time to time amended, restated, supplemented or otherwise modified, the "SBHC Credit Agreement" and together with the Autorino Credit Agreement, the "Credit Agreements"), SBHC has agreed to extend credit to Pledgor;

		WHEREAS, the Pledgor owns all of the issued and outstanding capital stock of The Cellular Hotline, Inc., a Missouri corporation (the "Corporation");

		WHEREAS, the Lenders desire to set forth their rights and remedies with respect to each other, their relationship to the Pledgor, the Credit Agreements, their security interests and rights in the Pledged Collateral and various related matters; and

		WHEREAS, the Lenders have required, as a condition to its entering into the Credit Agreements, that the Pledgor execute and deliver this Pledge Agreement;

		NOW, THEREFORE, for and in consideration of the foregoing and of any financial accommodations or extensions of credit (including, without limitation, any loan or advance by renewal, refinancing or extension of the agreements described hereinabove or otherwise) heretofore, now or hereafter made to or for the benefit of the Pledgor pursuant to the Credit Agreements or any other agreement, instrument or document executed pursuant to or in connection therewith, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Pledgor, the Lenders and the Collateral Agent hereby agree as follows:
		1.	Pledge.  The Pledgor hereby pledges to the
Collateral Agent, for its benefit and for the benefit of the Lenders, and grants to the Collateral Agent, for its benefit and for the benefit of the Lenders a security interest in, the following (collectively, the "Pledged Collateral"):

	(a)  The shares of the capital stock of the
Corporation, now or at any time or times hereafter owned by the Pledgor, and the certificates representing the shares of such capital stock (such now-owned shares being identified on Exhibit A attached hereto and made a part hereof), all options and warrants for the purchase of shares of the stock of the Corporation now or hereafter held in the name of the Pledgor (all of said capital stock, options and warrants and all capital stock held in the name of the Pledgor as a result of the exercise of such options or warrants being hereinafter collectively referred to as the "Pledged Stock"), herewith delivered to the Collateral Agent accompanied by stock powers in the form of Exhibit B attached hereto and made a part hereof
(the "Powers") duly executed in blank, and all dividends, cash, instruments and other property from time to time received, receivable or otherwise distributed in respect of, or in exchange for, any or all of the Pledged Stock;

	(b)  All additional shares of stock of the
Corporation from time to time acquired by the Pledgor in any manner, and the certificates representing such additional shares (any such additional shares shall constitute part of the Pledged Stock and the Collateral
Agent is irrevocably authorized to amend Exhibit A from time to time to reflect such additional shares), and all options, warrants, dividends, cash, instruments and other rights and options from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of such shares;

	(c) The property and interests in property described in Section 3 below; and

	(d) All proceeds of the foregoing.

		2. Security for Obligations. The Pledged Collateral secures the prompt payment, performance and observance of the Pledgor's obligations under the Credit Agreements (the
"Obligations").

		3. Pledged Collateral Adjustments. If, during the term of this Pledge Agreement:

	(a)  Any stock dividend, reclassification,
readjustment or other change is declared or made in the capital structure of the Corporation, or any option included within the Pledged Collateral is exercised, or both, or

	(b) Any subscription warrants or any other rights or options shall be issued in connection with the Pledged
Collateral,

then all new, substituted and additional shares, warrants, rights, options or other securities, issued by reason of any of the foregoing, shall be immediately delivered to and held by the Collateral Agent under the terms of this Pledge Agreement and shall constitute Pledged Collateral hereunder; provided, however, that nothing contained in this Section 3 shall be deemed to permit any stock dividend, issuance of additional stock, warrants, rights or options, reclassification, readjustment or other change in the capital structure of the Corporation which is prohibited under the terms of in the Credit Agreements.

		4. Subsequent Changes Affecting Pledged Collateral. The Pledgor represents and warrants that it has made its own arrangements for keeping itself informed of changes or potential changes affecting the Pledged Collateral (including, but not limited to, rights to convert, rights to subscribe, payment of dividends, reorganization or other exchanges, tender offers and voting rights), and the Pledgor and each Lender agrees that the Collateral Agent shall have no obligation to inform the Pledgor or any Lender of any such changes or potential changes or to take any action or omit to take any action with respect thereto. The Collateral Agent may, after the occurrence of an "Event of Default" under a Credit
Agreement (as defined in the Credit Agreements, "Event of
Default"), without notice and at its option, transfer or register the Pledged Collateral or any part thereof into its or its nominee's name with or without any indication that such Pledged Collateral is subject to the security interest hereunder. In addition, after the occurrence of an Event of Default under a Credit Agreement the Collateral Agent may at any time exchange certificates or instruments representing or evidencing Pledged Shares for certificates or instruments of smaller or larger denominations.

		5. Representations and Warranties. The Pledgor represents and warrants as follows:

(a) The Pledgor is the sole legal and beneficial owner of 100% of the issued and outstanding common stock of the Corporation, free and clear of any lien except for the security interest created by this Pledge Agreement;

(b) The Pledgor has full corporate power and authority to enter into this Pledge Agreement;

(c) There are no restrictions upon the voting rights associated with, or upon the transfer of, any of the Pledged Collateral;

(d) The Pledgor has the right to vote, pledge and grant a security interest in or otherwise transfer such Pledged Collateral free of any liens;

(e) No authorization, approval, or other action by, and no notice to or filing with, any governmental authority or regulatory body is required either (i) for the pledge of the Pledged Collateral pursuant to this Pledge Agreement or for the execution, delivery or performance of this Pledge Agreement by the Pledgor or (ii) for the exercise by the Collateral
Agent of the voting or other rights provided for in this Pledge Agreement or the remedies in respect of the Pledged Collateral pursuant to this Pledge
Agreement (except as may be required in connection with such disposition by laws affecting the offering and sale of securities generally);

(f) The pledge of the Pledged Collateral pursuant to this Pledge Agreement creates a valid and perfected first priority security interest in the Pledged
Collateral, in favor of the Collateral Agent, for its benefit and for the benefit of the Lenders, securing the payment and performance of the Obligations; and

(g) The Powers are duly executed and give the Collateral Agent the authority they purport to confer.

		6. Voting Rights. During the term of this Pledge Agreement, and except as provided in this Section 6 below, the Pledgor shall have the right to vote the Pledged Stock on all corporate questions in a manner not inconsistent with the terms of this Pledge Agreement, the Credit Agreements and any other agreement, instrument or document executed pursuant thereto or in connection therewith. If an Event of Default shall have occurred and be continuing under a Credit Agreement, the Collateral Agent or the Collateral Agent's nominee may, at the Collateral Agent's or such nominee's option and following written notice from the Collateral Agent to the Pledgor, exercise all voting powers pertaining to the Pledged
Collateral, including the right to take action by shareholder consent. Such authorization shall constitute an irrevocable voting proxy from the Pledgor to the Collateral Agent or, at the Collateral Agent's option, to the Collateral Agent's nominee.

		7. Dividends and Other Distributions. (a) So long as no Event of Default under a Credit Agreement shall have occurred and be continuing:

	(i) The Pledgor shall be entitled to receive and retain any and all dividends and interest paid in respect of the Pledged Collateral, provided, however, that any and all

	(A)  dividends and interest paid or payable
other than in cash with respect to, and instruments and other property received, receivable or otherwise distributed with respect to, or in exchange for, any of the Pledged Collateral;

	(B) dividends and other distributions paid or payable in cash with respect to any of the Pledged
Collateral on account of a partial or total liquidation or dissolution or in connection with a reduction of capital, capital surplus or paid-in surplus; and

	(C) cash paid, payable or otherwise distributed with respect to principal of, or in redemption of, or in exchange for, any of the Pledged Collateral;

shall be Pledged Collateral, and shall be forthwith delivered to the Collateral Agent to hold as Pledged
Collateral and shall, if received by the Pledgor, be received in trust for the Collateral Agent, be segregated from the other property or funds of the Pledgor, and be delivered immediately to the Collateral Agent as Pledged
Collateral in the same form as so received (with any necessary endorsement); and

	(ii) The Collateral Agent shall execute and deliver (or cause to be executed and delivered) to the Pledgor all such proxies and other instruments as the Pledgor may reasonably request for the purpose of enabling the Pledgor to receive the dividends or interest payments which it is authorized to receive and retain pursuant to clause (i) above.

	(b) After the occurrence and during the continuance of an Event of Default under a Credit Agreement:

	(i) All rights of the Pledgor to receive the dividends and interest payments which it would otherwise be authorized to receive and retain pursuant to Section
7(a)(i) hereof shall cease, and all such rights shall thereupon become vested in the Collateral Agent, which shall thereupon have the sole right to receive and hold as Pledged Collateral such dividends and interest payments;

	(ii) All dividends and interest payments which are received by the Pledgor contrary to the provisions of clause (i) of this Section 7(b) shall be received in trust for the Collateral Agent, shall be segregated from other funds of the Pledgor and shall be paid over immediately to the Collateral Agent as Pledged Collateral in the same form as so received (with any necessary endorsements);

		8. Transfers and Other Liens. The Pledgor agrees that it will not (i) sell or otherwise dispose of, or grant any option with respect to, any of the Pledged Collateral without the prior written consent of the Collateral Agent, or (ii) create or permit to exist any lien upon or with respect to any of the Pledged Collateral, except for the security interest under this Pledge Agreement.

		9. Remedies. (a) The Collateral Agent shall have, in addition to any other rights given under this Pledge
Agreement or by law, all of the rights and remedies with respect to the Pledged Collateral of a secured party under the Uniform Commercial Code as in effect in the State of New York.
After the occurrence of an Event of Default under a Credit
Agreement and following written notice to the Pledgor, the Collateral Agent (personally or through an agent) is hereby authorized and empowered to transfer and register in its name or in the name of its nominee the whole or any part of the Pledged Collateral, to exercise all voting rights with respect thereto, to collect and receive all cash dividends and other distributions made thereon, and to otherwise act with respect to the Pledged Collateral as though the Collateral Agent were the outright owner thereof, the Pledgor hereby irrevocably constituting and appointing the Collateral Agent as the proxy and attorney-in-fact of the Pledgor, with full power of substitution to do so, such proxy becoming effective upon the occurrence of an Event of Default under a Credit Agreement and following written notice thereof; provided, however, that the Collateral Agent shall have no duty to exercise any such right or to preserve the same and shall not be liable for any failure to do so or for any delay in doing so. In addition, after the occurrence of an Event of Default under a Credit Agreement, the Collateral Agent shall have such powers of sale and other powers as may be conferred by applicable law. With respect to the Pledged Collateral or any part thereof which shall then be in or shall thereafter come into the possession or custody of the Collateral Agent or which the Collateral Agent shall otherwise have the ability to transfer under applicable law, the Collateral Agent may, in its sole discretion, without notice except as specified below, after the occurrence of an Event of Default under a Credit Agreement, sell or cause the same to be sold at any exchange, broker's board or at public or private sale, in one or more sales or lots, at such price as the Collateral Agent may deem best and commercially reasonable, for cash or on credit or for future delivery, without assumption of any credit risk, and the purchaser of any or all of the Pledged Collateral so sold shall thereafter own the same, absolutely free from any claim, encumbrance or right of any kind whatsoever. The Collateral Agent may, in its own name, or in the name of a designee or nominee, buy the Pledged Collateral at any public sale and, if permitted by applicable law, buy the Pledged Collateral at any private sale. The
Pledgor will pay to the Collateral Agent all reasonable expenses (including, without limitation, court costs and reasonable attorneys' and paralegals' fees and expenses) of, or incidental to, the enforcement of any of the provisions hereof.
The Collateral Agent agrees to distribute any proceeds of the sale of the Pledged Collateral in accordance with the Credit Agreements and the Pledgor shall remain liable for any deficiency following the sale of the Pledged Collateral.

		(b) Unless any of the Pledged Collateral threatens to decline speedily in value or is or becomes of a type sold on a recognized market, the Collateral Agent will give the Pledgor reasonable notice of the time and place of any public sale thereof, or of the time after which any private sale or other intended disposition is to be made. Any sale of the Pledged Collateral conducted in conformity with reasonable commercial practices of banks, commercial finance companies, insurance companies or other financial institutions disposing of property similar to the Pledged Collateral shall be deemed to be commercially reasonable. Notwithstanding any provision to the contrary contained herein, the Pledgor agrees that any requirements of reasonable notice shall be met if such notice is received by the Pledgor as provided in Section 19 below at least five (5) business days before the time of the sale or disposition; provided, however, that Collateral Agent may give any shorter notice that is commercially reasonable under the circumstances. Any other requirement of notice, demand or advertisement for sale is waived, to the extent permitted by law.

		(c) In view of the fact that federal and state securities laws may impose certain restrictions on the method by which a sale of the Pledged Collateral may be effected after an Event of Default under a Credit Agreement, the Pledgor agrees that after the occurrence of an Event of Default under a Credit Agreement, the Collateral Agent may, from time to time, attempt to sell all or any part of the Pledged Collateral by means of a private placement restricting the bidders and prospective purchasers to those who are qualified and will represent and agree that they are purchasing for investment only and not for distribution. In so doing, the Collateral Agent may solicit offers to buy the Pledged Collateral, or any part of it, from a limited number of investors deemed by the Collateral Agent, in its reasonable judgment, to be financially responsible parties who might be interested in purchasing the Pledged Collateral. If the Collateral Agent solicits such offers from not less than four (4) such investors, then the acceptance by the Collateral Agent of the highest offer obtained therefrom shall be deemed to be a commercially reasonable method of disposing of such Pledged Collateral; provided, however, that this Section does not impose a requirement that the Collateral Agent solicit offers from four or more investors in order for the sale to be commercially reasonable.

		10. Pari Passu Interests; Enforcement of Pledge and
Security Interest.

		(a) Each Lender agrees that its interests in the Pledged Collateral shall be pari passu and equal in priority and rights with the interests in the Pledged Collateral of the other Lenders. Each Lender agrees to the appointment of the Collateral Agent as its agent with respect to the pledge of and security interest in the Pledged Collateral. Each Lender hereby delegates to the Collateral Agent all right and authority to exercise and enforce such Lender's rights against and with respect to the Pledged Collateral as the Collateral Agent may determine, in its sole discretion. The Collateral Agent shall not be required to exercise or enforce any rights against, or with respect to, the Pledged Collateral for the benefit of any given Lender unless it is enforcing such rights for the benefit of SBHC, as a Lender.

		(b) In the event that the Collateral Agent enforces the pledge of or security interest in all or part of the Pledged Collateral as set forth herein, the proceeds of any sale, transfer or enforcement action on or against any of the Pledged Collateral, after deducting expenses of such sale, transfer or enforcement action (the "Net Proceeds") shall be distributed and shared by the Lenders pro rata in proportion to their respective claims against the Pledgor calculated as of the date of distribution. Each Lender's share ("Share") shall be equal to the product of (i) a fraction, the numerator of which shall be equal to the then unpaid Obligations owing to such Lender by Pledgor under the applicable Credit Agreement and the denominator of which shall be equal to the sum of all then unpaid Obligations owing to the Lenders; times (ii) the Net Proceeds. Notwithstanding any of the foregoing, if the claim of any Lender for payment of Obligations owing to it under its applicable Credit Agreement or claim with respect to the pledge and security interest granted hereunder is impaired for any reason, such that such Lender would be unable to enforce its rights under such Credit Agreement or the pledge or security interest granted hereunder for the benefit of such Lender is voided or voidable, then such Lender shall not share pro rata in the Net Proceeds collected by the Collateral Agent and the Share of the other Lenders in the Net Proceeds shall be calculated without regard to the Obligations owning or claimed to be owing to such Lender.

		(c) The Lenders shall share on a pro rata basis all costs and expenses at any time or times paid by the Collateral
Agent in connection with (i) the collection or enforcement of the Obligations under the Credit Agreements; (ii) the preservation of the Pledged Collateral; or (iii) the sale, transfer, disposition or other enforcement of, or realization upon, the Pledged Collateral or other collateral securing such indebtedness, in proportion to their respective Shares, computed as of the date such expenses are paid or invoiced, whichever occurs earlier.

		(d) Each of the Lenders agrees that it shall not, without the prior written consent of the Collateral Agent: (i) release any Pledged Collateral which is held by it for the benefit of the Collateral Agent and the other Lenders; (ii) enforce any rights or remedies against Pledgor, the Pledged
Collateral or any other collateral or under such Lender's
Credit Agreement or any other agreements, documents or instruments; (iii) increase the outstanding indebtedness owed by Pledgor to such Lender; or (iv) institute or cause to be instituted against the Pledgor any proceeding under any bankruptcy or insolvency laws.

		(e) The provisions of this Section 10 are solely for the benefit of the Collateral Agent and the Lenders, and Pledgor shall not have any right to rely on or enforce any of the provisions hereof.

		11. Collateral Agent Appointed Attorney-in-Fact. The Pledgor hereby appoints the Collateral Agent its attorney-in-fact, with full authority, in the name of the Pledgor or otherwise, after the occurrence of an Event of Default under a Credit Agreement, from time to time in the Collateral Agent's sole discretion, to take any action and to execute any instrument which the Collateral Agent may deem necessary or advisable to accomplish the purposes of this Pledge Agreement, including, without limitation, to receive, endorse and collect all instruments made payable to the Pledgor representing any dividend, interest payment or other distribution in respect of the Pledged Collateral or any part thereof and to give full discharge for the same and to arrange for the transfer of all or any part of the Pledged Collateral on the books of the Corporation to the name of the Collateral Agent or the Collateral Agent's nominee.

		12. Waivers. The Pledgor waives presentment and demand for payment of any of the Obligations, protest and notice of dishonor or Event of Default under a Credit Agreement with respect to any of the Obligations and all other notices to which the Pledgor might otherwise be entitled except as otherwise expressly provided herein or in the Credit
Agreements.

		13. Term. This Pledge Agreement shall remain in full force and effect until the Obligations have been fully and indefeasibly paid in cash and the Credit Agreements have terminated pursuant to their terms. Upon the termination of this Pledge Agreement as provided above (other than as a result of the sale of the Pledged Collateral), the Collateral Agent will release the security interest created hereunder and, if it then has possession of the Pledged Stock, will deliver the Pledged Stock and the Powers to the Pledgor.

		14. Definitions. The singular shall include the plural and vice versa and any gender shall include any other gender as the context may require.

		15. Successors and Assigns. This Pledge Agreement shall be binding upon and inure to the benefit of the Pledgor, the Collateral Agent and the Lenders and their respective successors and assigns. The Pledgor's successors and assigns shall include, without limitation, a receiver, trustee or debtor-in-possession of or for the Pledgor.

		16. Governing Law. This Pledge Agreement has been executed and delivered by the parties hereto in New York, New
York. Any dispute between the Collateral Agent and the Pledgor arising out of or related to the relationship established between them in connection with this Pledge Agreement, and whether arising in contract, tort, equity, or otherwise, shall be resolved in accordance with the laws of the State of New
York.

		17. Severability. Whenever possible, each provision of this Pledge Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but, if any provision of this Pledge Agreement shall be held to be prohibited or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Pledge Agreement.

		18. Further Assurances. The Pledgor agrees that it will cooperate with the Collateral Agent and will execute and deliver, or cause to be executed and delivered, all such other stock powers, proxies, instruments and documents, and will take all such other actions, including, without limitation, the execution and filing of financing statements, as the Collateral Agent may reasonably request from time to time in order to carry out the provisions and purposes of this Pledge Agreement.

		19. The Collateral Agent's Duty of Care. The Collateral Agent shall not be liable for any acts, omissions, errors of judgment or mistakes of fact or law including, without limitation, acts, omissions, errors or mistakes with respect to the Pledged Collateral, except for those arising out of or in connection with the Collateral Agent's (i) gross negligence or willful misconduct, or (ii) failure to use reasonable care with respect to the safe custody of the Pledged Collateral in the Collateral Agent's possession. Without limiting the generality of the foregoing, the Collateral Agent shall be under no obligation to take any steps necessary to preserve rights in the Pledged Collateral against any other parties but may do so at its option. All expenses incurred in connection therewith shall be for the sole account of the Pledgor, and shall constitute part of the Obligations secured hereby.

		20. Notices. Unless otherwise specifically provided herein, any notice or other communication herein required or permitted to be given shall be in writing and may be personally served, sent facsimile transmission or courier service or United States certified mail and shall be deemed to have been given when delivered in person or by courier service, upon receipt of a facsimile transmission, or four (4) business days after deposit in the United States mail with postage prepaid and properly addressed. For the purposes hereof, the addresses of the parties hereto (until notice of a change thereof is delivered as provided in this Section 12) shall be as set forth below:

		Shared Technologies Cellular, Inc.
		100 Great Meadow Road
		Wethersfield, Connecticut 06109
		Attn:  Vincent DiVincenzo
		Facsimile No. (860) 258-2455
		with a copy to:

			Shipman & Goodwin LLP
			One American Row
			Hartford, Connecticut 06103-2819
			Attn:  Deborah Frisone
			Facsimile No. (860) 251-5899

		Salomon Brothers Holding Company Inc
		Seven World Trade Center
		New York, New York  10048
		Attn: Townsend U. Weekes
		Facsimile No. (212) 783-2823

		with a copy to:

			Sidley & Austin
			One First National Plaza
			Chicago, Illinois  60603
			Attn:  DeVerille A. Huston
			Facsimile No.  (312) 853-7036


		Anthony D. Autorino
		100 Great Meadow Road
		Wethersfield, Connecticut 06109
		Facsimile No. (860) 258-2455



		21. Amendments, Waivers and Consents. No amendment or waiver of any provision of this Pledge Agreement nor consent to any departure by the Pledgor herefrom, shall in any event be effective unless the same shall be in writing and signed by the Lenders and the Collateral Agent, and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

		22. Section Headings. The section headings herein are for convenience of reference only, and shall not affect in any way the interpretation of any of the provisions hereof.

		23.  Execution in Counterparts.  This Pledge
Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which shall together constitute one and the same agreement.

		24. Merger. This Pledge Agreement represents the final agreement of the Pledgor with respect to the matters contained herein and may not be contradicted by evidence of prior or contemporaneous agreements, or subsequent oral agreements, among the Pledgor, the Lenders and the Collateral
Agent.


		IN WITNESS WHEREOF, the Pledgor, the Collateral Agent and the Lenders have executed this Pledge Agreement as of the date set forth above.

							SHARED TECHNOLOGIES
						CELLULAR, INC., as Grantor

							By:
							Name:
							Title:

							SALOMON BROTHERS HOLDING
							COMPANY INC,
							as Collateral Agent and as a
							Lender

							By:
							Name:
							Title:


							ANTHONY D. AUTORINO, as a
							Lender

							By:
							Name:
							Title:






ACKNOWLEDGMENT


		The undersigned hereby acknowledges receipt of a copy of the foregoing Pledge Agreement, agrees promptly to note on its books the security interests granted under such Pledge
Agreement, and waives any rights or requirement at any time hereafter to receive a copy of such Pledge Agreement in connection with the registration of any Pledged Collateral in the name of the Collateral Agent or its nominee or the exercise of voting rights by the Collateral Agent or its nominee.


THE CELLULAR HOTLINE, INC.

						By:	______________________
						   	Title:


EXHIBIT A
to
PLEDGE AGREEMENT
dated as of April 15, 1998



Pledged Stock Certificates




                Percentage of            Shares of Common
                Issued and Outstanding   Stock owned by
                Common Stock owned       the Pledgor Subject
Name            by the Pledgor           to Pledge

The Cellular
Hotline, Inc.		100%					1940


EXHIBIT B
to
PLEDGE AGREEMENT
dated as of April 15, 1998



Form of Stock Power




STOCK POWER


		FOR VALUE RECEIVED, the undersigned does hereby sell, assign and transfer to _____________________________ _____
Shares of Common Stock of The Cellular Hotline, Inc., a
Missouri corporation, represented by Certificate No. __ (the
"Stock"), standing in the name of the undersigned on the books of said corporation and does hereby irrevocably constitute and appoint ___________________________________ as the undersigned's true and lawful attorney, for it and in its name and stead, to sell, assign and transfer all or any of the Stock, and for that purpose to make and execute all necessary acts of assignment and transfer thereof; and to substitute one or more persons with like full power, hereby ratifying and confirming all that said attorney or substitute or substitutes shall lawfully do by virtue hereof.



Dated: _______________



						SHARED TECHNOLOGIES CELLULAR,
INC.


						By:	_________________________
						    	Title:







	EXECUTION COPY





_________________________________________________________________





	REGISTRATION RIGHTS AGREEMENT


	dated as of April 15, 1998


	between


	SHARED TECHNOLOGIES CELLULAR, INC.

	and

	SALOMON BROTHERS HOLDING COMPANY INC





_________________________________________________________________

	REGISTRATION RIGHTS AGREEMENT


REGISTRATION RIGHTS AGREEMENT (this "Agreement") dated as of April 15, 1998 among SHARED TECHNOLOGIES CELLULAR, INC., a
Delaware corporation (the "Company"), and SALOMON BROTHERS
HOLDING COMPANY INC (the "Holder").

	RECITALS

WHEREAS, pursuant to that certain Warrant Purchase
Agreement of even date herewith by and between Company and Salomon Brothers Holding Company Inc ("SBHC"), the Company issued to SBHC Warrant No. SB-1 initially exercisable by Holder for the purchase of 100,000 shares of Common Stock of the Company (the
"Original Warrant"); and

WHEREAS, the parties hereto hereby desire to set forth the Holder's rights and the Company's obligations to cause the registration pursuant to the Securities Act of shares of Common Stock issuable upon exercise of the Original Warrant or any warrant issued upon transfer, division or combination of, or in substitution for, such Original Warrant (collectively, the "Warrants");

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


Section 1.	Definitions and Usage.

As used in this Agreement:

1.1.		Definitions.

Agent. "Agent" means the principal placement agent on an agented placement of Registrable Securities.

Commission.  "Commission" shall mean the
Securities and Exchange Commission.

Common Stock. "Common Stock" shall mean (i) the common stock, with a par value of $0.01 per share, of the Company, and (ii) shares of capital stock of the Company issued by the Company in respect of or in exchange for shares of such common stock in connection with any stock dividend or distribution, stock split-up, recapitalization, recombination or exchange by the Company generally of shares of such common stock.

Company. "Company" shall have the meaning set forth in the Preamble.


Continuously Effective.   "Continuously
Effective", with respect to a specified registration statement, shall mean that it shall not cease to be effective and available for Transfers of Registrable Securities thereunder for longer than either (i) any ten (10) consecutive business days, or (ii) an aggregate of fifteen (15) business days during the period specified in the relevant provision of this Agreement.

Demand Registration. "Demand Registration" shall have the meaning set forth in Section 2.1(i).

Demanding Holders. "Demanding Holders" shall have the meaning set forth in Section 2.1(i).

Exchange Act.  "Exchange Act" shall mean the
Securities Exchange Act of 1934.

Holders.  "Holders" shall mean SBHC and
Transferees of SBHC's Registrable Securities with respect to the rights that such Transferees shall have acquired in accordance with Section 8, at such times as such Persons shall own
Registrable Securities.

Majority Selling Holders.  "Majority Selling
Holders" means those Selling Holders whose Registrable Securities included in such registration represent a majority of the Registrable Securities of all Selling Holders included therein.

Person. "Person" shall mean any individual, corporation, partnership, joint venture, association, joint-stock company, limited liability company, trust, unincorporated organization or government or other agency or political subdivision thereof.

Piggyback Registration. "Piggyback Registration" shall have the meaning set forth in Section 3.

Register, Registered and Registration.
"Register", "registered", and "registration" shall refer to a registration effected by preparing and filing a registration statement or similar document in compliance with the Securities Act, and the declaration or ordering by the Commission of effectiveness of such registration statement or document.


Registrable Securities. "Registrable Securities" shall mean, subject to Section 8 and Section 9.3: (i) any shares of Common Stock issued or issuable upon exercise of the Warrants and owned by a Holder on the date of determination, (ii) any shares of Common Stock or other securities issued as (or issuable upon the conversion or exercise of any warrant, right or other security which is issued as) a dividend or other distribution with respect to, or in exchange by the Company generally for, or in replacement by the Company generally of, any Registrable Securities; and (iii) any securities issued in exchange for any Registrable Securities in any merger or reorganization of the Company; provided, however, that Registrable Securities shall not include any Securities which have theretofore been registered and sold pursuant to the Securities Act or which have been sold to the public pursuant to Rule 144 or any similar rule promulgated by the Commission pursuant to the Securities Act, and, provided further, the Company shall have no obligation under Sections 2 and 3 to register any Registrable Securities of a Holder if the Company shall deliver to the Holders requesting such registration an opinion of counsel reasonably satisfactory to such Holders and its counsel to the effect that the proposed sale or disposition of all of the Registrable Securities for which registration was requested does not require registration under the Securities Act for a sale or disposition in a single public sale, and offers to remove any and all legends restricting transfer from the certificates evidencing such Registrable Securities. For purposes of this Agreement, a Person will be deemed to be a holder of Registrable Securities whenever such Person has the then-existing right to acquire such Registrable Securities (by conversion, purchase or otherwise), whether or not such acquisition has actually been effected.

Registrable Securities then outstanding.
"Registrable Securities then outstanding" shall mean, with respect to a specified determination date, the Registrable
Securities owned by all Holders on such date.

Registration Expenses. "Registration Expenses" shall have the meaning set forth in Section 6.1.

SBHC.	"SBHC" shall have the meaning set forth in
the Recitals.

Securities Act.  "Securities Act" shall mean the
Securities Act of 1933.

Selling Holders. "Selling Holders" shall mean, with respect to a specified registration pursuant to this Agreement, Holders whose Registrable Securities are included in such registration.

Transfer. "Transfer" shall mean and include the act of selling, giving, transferring, creating a trust (voting or otherwise), assigning or otherwise disposing of (other than pledging, hypothecating or otherwise transferring as security) (and correlative words shall have correlative meanings); provided however, that any transfer or other disposition upon foreclosure or other exercise of remedies of a secured creditor after an event of default under or with respect to a pledge, hypothecation or other transfer as security shall constitute a "Transfer".


Underwriters' Representative.  "Underwriters'
Representative" shall mean the managing underwriter, or, in the case of a co-managed underwriting, the managing underwriter designated as the Underwriters' Representative by the co-managers.

Violation. "Violation" shall have the meaning set forth in Section 7.1.

Warrants. "Warrants" shall have the meaning set forth in the Recitals.

1.2.		Usage.

(i)		References to a Person are also references
to its assigns and successors in interest (by means of merger, consolidation or sale of all or substantially all the assets of such Person or otherwise, as the case may be).

(ii)		References to Registrable Securities
"owned" by a Holder shall include Registrable Securities beneficially owned by such Person but which are held of record in the name of a nominee, trustee, custodian, or other agent, but shall exclude shares of Common Stock held by a Holder in a fiduciary capacity for customers of such Person.

(iii)	References to a document are to it as
amended, waived and otherwise modified from time to time and references to a statute or other governmental rule are to it as amended and otherwise modified from time to time (and references to any provision thereof shall include references to any successor provision).

(iv)		References to Sections or to Schedules or
Exhibits are to sections hereof or schedules or exhibits hereto, unless the context otherwise requires.

(v)		The definitions set forth herein are
equally applicable both to the singular and plural forms and the feminine, masculine and neuter forms of the terms defined.

(vi)		The term "including" and correlative terms
shall be deemed to be followed by "without limitation" whether or not followed by such words or words of like import.

(vii)	The term "hereof" and similar terms refer
to this Agreement as a whole.

(viii)	The "date of" any notice or request given
pursuant to this Agreement shall be determined in accordance with
Section 12.1.







Section 2.	Demand Registration.

2.1.

(i)		If one or more Holders that own an
aggregate of 51% or more of the Registrable Securities then outstanding shall make a written request to the Company at any time (the "Demanding Holders"), the Company shall cause to be filed with the Commission a registration statement meeting the requirements of the Securities Act (a "Demand Registration"), and each Demanding Holder shall be entitled to have included therein (subject to Section 2.6) all or such number of such Demanding Holder's Registered Securities, as the Demanding Holder shall report in writing; provided, however, that no request may be made pursuant to this Section 2.1 if within six (6) months prior to the date of such request a Demand Registration Statement pursuant to this Section 2.1 shall have been declared effective by the Commission. Any request made pursuant to this Section 2.1 shall be addressed to the attention of the Secretary of the Company, and shall specify the number of Registrable Securities to be registered, the intended methods of disposition thereof and that the request is for a Demand Registration pursuant to this Section 2.1(i).

(ii)		The Company shall be entitled to postpone
for up to 60 days the filing of any Demand Registration statement otherwise required to be prepared and filed pursuant to this
Section 2.1, if the Board determines, in its good faith reasonable judgment (with the concurrence of the managing underwriter, if any), that such registration and the Transfer of Registrable Securities contemplated thereby would materially interfere with, or require premature disclosure of, any financing, acquisition or reorganization involving the Company or any of its wholly owned subsidiaries and the Company promptly gives the Demanding Holders notice of such determination; provided, however, that the Company shall not have postponed pursuant to this Section 2.1(ii) the filing of any other Demand Registration statement otherwise required to be prepared and filed pursuant to this Section 2.1 during the 12 month period ended on the date of the relevant request pursuant to Section 2.1(i).

(iii)	Whenever the Company shall have received a
demand pursuant to Section 2.1(i) to effect the registration of any Registrable Securities, the Company shall promptly give written notice of such proposed registration to all Holders. Any such Holder may, within twenty (20) days after receipt of such notice, request in writing that all of such Holder's Registrable Securities, or any portion thereof designated by such Holder, be included in the registration.

2.2.		Following receipt of a request for a
Demand Registration, the Company shall:


(i)		File the registration statement with the
Commission as promptly as practicable, and shall use the Company's best efforts to have the registration declared effective under the Securities Act as soon as reasonably practicable, in each instance giving due regard to the need to prepare current financial statements, conduct due diligence and complete other actions that are reasonably necessary to effect a registered public offering.

(ii)		Use the Company's best efforts to keep the
relevant registration statement Continuously Effective for up to 270 days or until such earlier date as of which all the Registrable Securities under the Demand Registration statement shall have been disposed of in the manner described in the Registration Statement. Notwithstanding the foregoing, if for any reason the effectiveness of a registration pursuant to this
Section 2 is suspended or, in the case of a Demand Registration, postponed as permitted by Section 2.1(ii), the foregoing period shall be extended by the aggregate number of days of such suspension or postponement.

2.3.		The Company shall be obligated to effect
no more than one Demand Registrations. For purposes of the preceding sentence, registration shall not be deemed to have been effected (i) unless a registration statement with respect thereto has become effective, (ii) if after such registration statement has become effective, such registration or the related offer, sale or distribution of Registrable Securities thereunder is interfered with by any stop order, injunction or other order or requirement of the Commission or other governmental agency or court for any reason not attributable to the Selling Holders and such interference is not thereafter eliminated, or (iii) if the conditions to closing specified in the underwriting agreement, if any, entered into in connection with such registration are not satisfied or waived, other than by reason of a failure on the part of the Selling Holders. If the Company shall have complied with its obligations under this Agreement, a right to demand a registration pursuant to this Section 2 shall be deemed to have been satisfied upon the earlier of (x) the date as of which all of the Registrable Securities included therein shall have been disposed of pursuant to the Registration Statement, and (y) the date as of which such Demand Registration shall have been Continuously Effective for a period of 270 days provided no stop order or similar order, or proceedings for such an order, is thereafter entered or initiated.

2.4.		A registration pursuant to this Section 2
shall be on such appropriate registration form of the Commission as shall (i) be selected by the Company and be reasonably acceptable to the Majority Selling Holders and (ii) permit the disposition of the Registrable Securities in accordance with the intended method or methods of disposition specified in the request pursuant to Section 2.1(i).


2.5.		If any registration pursuant to Section 2
involves an underwritten offering (whether on a "firm", "best efforts" or "all reasonable efforts" basis or otherwise), or an agented offering, the Majority Selling Holders shall have the right to select the underwriter or underwriters and manager or managers to administer such underwritten offering or the placement agent or agents for such agented offering; provided, however, that each Person so selected shall be reasonably acceptable to the Company.

2.6.		Whenever the Company shall effect a
registration pursuant to this Section 2 in connection with an underwritten offering by one or more Selling Holders of Registrable Securities: (i) if such Selling Holders have requested the inclusion therein of more than one class of Registrable Securities, and the Underwriters' Representative or Agent advises each such Selling Holder in writing that, in its opinion, the inclusion of more than one class of Registrable Securities would adversely affect such offering, the Demanding Holders holding at least a majority of the Registrable Securities proposed to be sold therein by them, shall decide which class of Registrable Securities shall be included therein in such offering and the related registration, and the other class shall be excluded; and (ii) if the Underwriters' Representative or Agent advises each such Selling Holder in writing that, in its opinion, the amount of securities requested to be included in such offering (whether by Selling Holders or others) exceeds the amount which can be sold in such offering within a price range acceptable to the Majority Selling Holders, securities shall be included in such offering and the related registration, to the extent of the amount which can be sold within such price range:
First, the Registrable Securities requested by Demanding Holders pursuant to this Section 2; and Second all other securities requested to be included in such registration.

Section 3.	Piggyback Registration.

3.1.		If at any time the Company proposes to
register (including for this purpose a registration effected by the Company for shareholders of the Company other than the Holders) securities under the Securities Act in connection with the public offering solely for cash on Form S-1, S-2 or S-3 (or any replacement or successor forms), the Company shall promptly give each Holder of Registrable Securities written notice of such registration (a "Piggyback Registration"). Upon the written request of each Holder given within 20 days following the date of such notice, the Company shall cause to be included in such registration statement and use its best efforts to be registered under the Securities Act all the Registrable Securities that each such Holder shall have requested to be registered. The Company shall have the absolute right to withdraw or cease to prepare or file any registration statement for any offering referred to in this Section 3 without any obligation or liability to any Holder.


3.2.		If the Underwriters' Representative or
Agent shall advise the Company in writing (with a copy to each Selling Holder) that, in its opinion, the amount of Registrable Securities requested to be included in such registration would materially adversely affect such offering, or the timing thereof, then the Company will include in such registration, subject to any and all rights of third parties pursuant to agreements existing on the date hereof, to the extent of the amount and class which the Company is so advised can be sold without such material adverse effect in such offering: First, all securities proposed to be sold by the Company for its own account; second, the Registrable Securities requested to be included in such registration by Holders pursuant to this Section 3; and third all other securities being registered pursuant to the exercise of contractual rights comparable to the rights granted in this
Section 3.

3.3.		Each Holder shall be entitled to have its
Registrable Securities included in an unlimited number of Piggyback Registrations pursuant to this Section 3.

3.4.		If the Company has previously filed a
registration statement with respect to Registerable Securities pursuant to Section 2 or pursuant to this Section 3, and if such previous registration has not been withdrawn or abandoned, the Company will not file or cause to be effected any other registration of any of its equity securities or securities convertible or exchangeable into or exercisable for its equity securities under the Securities Act (except on Form S-8 or any successor form), whether on its own behalf or at the request of any holder or holders of such securities, until a period of 180 days has elapsed from the effective date of such a previous registration.

Section 4.	Registration Procedures.  Whenever
required under Section 2 or Section 3 to effect the registration of any Registrable Securities, the Company shall, as expeditiously as practicable:

4.1.		Prepare and file with the Commission a
registration statement with respect to such Registrable
Securities and use the Company's best efforts to cause such registration statement to become effective.


4.2.		Prepare and file with the Commission such
amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act and rules thereunder with respect to the disposition of all securities covered by such registration statement. If the registration is for an underwritten offering, the Company shall amend the registration statement or supplement the prospectus whenever required by the terms of the underwriting agreement entered into pursuant to Section 5.2. In the event that any Registrable Securities included in a registration statement subject to, or required by, this Agreement remain unsold at the end of the period during which the Company is obligated to use its best efforts to maintain the effectiveness of such registration statement, the Company may file a post-effective amendment to the registration statement for the purpose of removing such Securities from registered status.

4.3.		Furnish to each Selling Holder of
Registrable Securities, without charge, such numbers of copies of the registration statement, any pre-effective or post-effective amendment thereto, the prospectus, including each preliminary prospectus and any amendments or supplements thereto, in each case in conformity with the requirements of the Securities Act and the rules thereunder, and such other related documents as any such Selling Holder may reasonably request in order to facilitate the disposition of Registrable Securities owned by such Selling Holder.

4.4.		Use the Company's best efforts (i) to
register and qualify the securities covered by such registration statement under such other securities or Blue Sky laws of such states or jurisdictions as shall be reasonably requested by the Underwriters' Representative or Agent (as applicable, or if inapplicable, the Majority Selling Holders), and (ii) to obtain the withdrawal of any order suspending the effectiveness of a registration statement, or the lifting of any suspension of the qualification (or exemption from qualification) of the offer and transfer of any of the Registrable Securities in any jurisdiction, at the earliest possible moment; provided, however, that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions.

4.5.		In the event of any underwritten or
agented offering, enter into and perform the Company's obligations under an underwriting or agency agreement (including indemnification and contribution obligations of underwriters or agents), in usual and customary form, with the managing underwriter or underwriters of or agents for such offering. The Company shall also cooperate with the Majority Selling Holders and the Underwriters' Representative or Agent for such offering in the marketing of the Registrable Securities, including making available the Company's officers, accountants, counsel, premises, books and records for such purpose, but the Company shall not be required to incur any material out-of-pocket expense pursuant to this sentence.

4.6.		Promptly notify each Selling Holder of any
stop order issued or threatened to be issued by the Commission in connection therewith (and take all reasonable actions required to prevent the entry of such stop order or to remove it if entered.


4.7.		Make generally available to the Company's
security holders copies of all periodic reports, proxy statements, and other information referred to in Section 9.1 and an earnings statement satisfying the provisions of Section 11(a) of the Securities Act no later than 90 days following the end of the 12-month period beginning with the first month of the Company's first fiscal quarter commencing after the effective date of each registration statement filed pursuant to this Agreement.

4.8.		Make available for inspection at
reasonable times and upon reasonable notice by any Selling Holder, any underwriter participating in such offering and the representatives of such Selling Holder and Underwriter (but not more than one firm of counsel to such Selling Holders), all financial and other information as shall be reasonably requested by them, and provide the Selling Holder, any underwriter participating in such offering and the representatives of such Selling Holder and Underwriter the opportunity to discuss the business affairs of the Company with its principal executives and independent public accountants who have certified the audited financial statements included in such registration statement, in each case all as necessary to enable them to exercise their due diligence responsibility under the Securities Act; provided, however, that information that the Company determines, in good faith, to be confidential shall not be disclosed unless such Person signs a confidentiality agreement reasonably satisfactory to the Company or the related Selling Holder of Registrable Securities agrees to be responsible for such Person's breach of confidentiality on terms reasonably satisfactory to the Company.

4.9.		Use the Company's best efforts to obtain a
so-called "comfort letter" from its independent public accountants, and legal opinions of counsel to the Company addressed to the Selling Holders, in customary form and covering such matters of the type customarily covered by such letters, and in a form that shall be reasonably satisfactory to Majority Selling Holders. The Company shall furnish to each Selling Holder a signed counterpart of any such comfort letter or legal opinion. Delivery of any such opinion or comfort letter shall be subject to the recipient furnishing such written representations or acknowledgments as are customarily provided by selling shareholders who receive such comfort letters or opinions.

4.10.	Provide and cause to be maintained a
transfer agent and registrar for all Registrable Securities covered by such registration statement from and after a date not later than the effective date of such registration statement which transfer agent and registrar may be the Company.


4.11.	Use all reasonable efforts to cause the
Registrable Securities covered by such registration statement (i) if the Common Stock is then listed on a securities exchange or included for quotation in a recognized trading market, to continue to be so listed or included for a reasonable period of time after the offering, and (ii) to be registered with or approved by such other United States or state governmental agencies or authorities as may be necessary by virtue of the business and operations of the Company to enable the Selling Holders of Registrable Securities to consummate the disposition of such Registrable Securities.

4.12.	Use the Company's reasonable efforts to
provide a CUSIP number for the Registrable Securities prior to the effective date of the first registration statement including
Registrable Securities.

4.13.	Take such other actions as are reasonably
required in order to expedite or facilitate the disposition of Registrable Securities included in each such registration.

Section 5.	Holders' Obligations.  It shall be a
condition precedent to the obligations of the Company to take any action pursuant to this Agreement with respect to the Registrable
Securities of any Selling Holder of Registrable Securities that such Selling Holder shall:

5.1.		Furnish to the Company such information
regarding such Selling Holder, the number of the Registrable Securities owned by it, and the intended method of disposition of such securities as shall be required to effect the registration of such Selling Holder's Registrable Securities, and to cooperate with the Company in preparing such registration;

5.2.		Agree to sell their Registrable Securities
to the underwriters at the same price and on substantially the same terms and conditions as the Company or the other Persons on whose behalf the registration statement was being filed have agreed to sell their securities, and to execute the underwriting agreement agreed to by the Majority Selling Holders (in the case of a registration under Section 2) or the Company and the Majority Selling Holders (in the case of a registration under Section 3).

Section 6.	Expenses of Registration.  Expenses in
connection with registrations pursuant to this Agreement shall be allocated and paid as follows:


6.1.		With respect to each Demand Registration
the Company shall bear and pay all expenses incurred in connection with any registration, filing, or qualification of Registrable Securities with respect to such Demand Registrations for each Selling Holder (which right may be assigned to any Person to whom Registrable Securities are Transferred as permitted by Section 8), including all registration, filing and National Association of Securities Dealers, Inc. fees, all fees and expenses of complying with securities or blue sky laws, all word processing, duplicating and printing expenses, messenger and delivery expenses, the reasonable fees and disbursements of counsel for the Company, and of the Company's independent public accountants, including the expenses of "cold comfort" letters required by or incident to such performance and compliance, and the reasonable fees and disbursements of one firm of counsel for the Selling Holders of Registrable Securities (selected by Demanding Holders owning a majority of the Registrable Securities owned by Demanding Holders to be included in a Demand Registration) (the "Registration Expenses"), but excluding underwriting discounts and commissions relating to Registrable Securities (which shall be paid on a pro rata basis by the Selling Holders) provided, however, that the Company shall not be required to pay for any expenses of any registration proceeding begun pursuant to Section 2 if the registration is subsequently withdrawn at the request of the Majority Selling Holders (in which case all Selling Holders shall bear such expense), unless Holders whose Registrable Securities constitute a majority of the Registrable Securities then outstanding agree that such withdrawn registration shall constitute one of the demand registrations under Section 2 hereof.

6.2.		The Company shall bear and pay all
Registration Expenses incurred in connection with any Piggyback Registrations pursuant to Section 3 for each Selling Holder (which right may be Transferred to any Person to whom Registrable Securities are Transferred as permitted by Section 8), but excluding underwriting discounts and commissions relating to Registrable Securities (which shall be paid on a pro rata basis by the Selling Holders of Registrable Securities).

6.3.		Any failure of the Company to pay any
Registration Expenses as required by this Section 6 shall not relieve the Company of its obligations under this Agreement.

Section 7.	Indemnification; Contribution.  If any
Registrable Securities are included in a registration statement under this Agreement:

7.1.		To the extent permitted by applicable law,
the Company shall indemnify and hold harmless each Selling Holder, each Person, if any, who controls such Selling Holder within the meaning of the Securities Act, and each officer, director, partner, and employee of such Selling Holder and such controlling Person, against any and all losses, claims, damages, liabilities and expenses (joint or several), including attorneys' fees and disbursements and expenses of investigation, incurred by such party pursuant to any actual or threatened action, suit, proceeding or investigation, or to which any of the foregoing Persons may become subject under the Securities Act, the Exchange Act or other federal or state laws, insofar as such losses, claims, damages, liabilities and expenses arise out of or are based upon any of the following statements, omissions or violations (collectively a "Violation"):


(i)		Any untrue statement or alleged untrue
statement of a material fact contained in such registration statement, including any preliminary prospectus or final prospectus contained therein, or any amendments or supplements thereto;

(ii)		The omission or alleged omission to state
therein a material fact required to be stated therein, or necessary to make the statements therein not misleading; or

(iii)	Any violation or alleged violation by the
Company of the Securities Act, the Exchange Act, any applicable state securities law or any rule or regulation promulgated under the Securities Act, the Exchange Act or any applicable state securities law;

provided, however, that the indemnification required by this
Section 7.1 shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or expense if such settlement is effected without the consent of the Company (which consent shall not be unreasonably withheld), nor shall the Company be liable in any such case for any such loss, claim, damage, liability or expense to the extent that it arises out of or is based upon a Violation which occurs in reliance upon and in conformity with written information furnished to the Company by the indemnified party expressly for use in connection with such registration; provided, further, that the indemnity agreement contained in this Section 7 shall not apply to any underwriter to the extent that any such loss is based on or arises out of an untrue statement or alleged untrue statement of a material fact, or an omission or alleged omission to state a material fact, contained in or omitted from any preliminary prospectus if the final prospectus shall correct such untrue statement or alleged untrue statement, or such omission or alleged omission, and a copy of the final prospectus has not been sent or given to such person at or prior to the confirmation of sale to such person if such underwriter was under an obligation to deliver such final prospectus and failed to do so. The Company shall also indemnify underwriters, selling brokers, dealer managers and similar securities industry professionals participating in the distribution, their officers, directors, agents and employees and each person who controls such persons (within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange
Act) to the same extent as provided above with respect to the indemnification of the Selling Holders.


7.2.		To the extent permitted by applicable law,
each Selling Holder shall indemnify and hold harmless the Company, each of its directors, each of its officers who shall have signed the registration statement, each Person, if any, who controls the Company within the meaning of the Securities Act, any other Selling Holder, any controlling Person of any such other Selling Holder and each officer, director, partner, and employee of such other Selling Holder and such controlling Person, against any and all losses, claims, damages, liabilities and expenses (joint and several), including attorneys' fees and disbursements and expenses of investigation, incurred by such party pursuant to any actual or threatened action, suit, proceeding or investigation, or to which any of the foregoing Persons may otherwise become subject under the Securities Act, the Exchange Act or other federal or state laws, insofar as such losses, claims, damages, liabilities and expenses arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by such Selling Holder expressly for use in connection with such registration; provided, however, that (x) the indemnification required by this Section 7.2 shall not apply to amounts paid in settlement of any such loss, claim, damage, liability or expense if settlement is effected without the consent of the relevant Selling Holder of Registrable Securities, which consent shall not be unreasonably withheld, and (y) in no event shall the amount of any indemnity under this Section 7.2 exceed the gross proceeds from the applicable offering received by such Selling Holder.


7.3.		Promptly after receipt by an indemnified
party under this Section 7 of notice of the commencement of any action, suit, proceeding, investigation or threat thereof made in writing for which such indemnified party may make a claim under this Section 7, such indemnified party shall deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party shall have the right to retain its own counsel, with the fees and disbursements and expenses to be paid by the indemnifying party, if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time following the commencement of any such action, if prejudicial to its ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this Section 7 but shall not relieve the indemnifying party of any liability that it may have to any indemnified party otherwise than pursuant to this
Section 7. Any fees and expenses incurred by the indemnified party (including any fees and expenses incurred in connection with investigating or preparing to defend such action or proceeding) shall be paid to the indemnified party, as incurred, within thirty (30) days of written notice thereof to the indemnifying party (regardless of whether it is ultimately determined that an indemnified party is not entitled to indemnification hereunder). Any such indemnified party shall have the right to employ separate counsel in any such action, claim or proceeding and to participate in the defense thereof, but the fees and expenses of such counsel shall be the expenses of such indemnified party unless (i) the indemnifying party has agreed to pay such fees and expenses or (ii) the indemnifying party shall have failed to promptly assume the defense of such action, claim or proceeding or (iii) the named parties to any such action, claim or proceeding (including any impleaded parties) include both such indemnified party and the indemnifying party, and such indemnified party shall have been advised by counsel that there may be one or more legal defenses available to it which are different from or in addition to those available to the indemnifying party and that the assertion of such defenses would create a conflict of interest such that counsel employed by the indemnifying party could not faithfully represent the indemnified party (in which case, if such indemnified party notifies the indemnifying party in writing that it elects to employ separate counsel at the expense of the indemnifying party, the indemnifying party shall not have the right to assume the defense of such action, claim or proceeding on behalf of such indemnified party, it being understood, however, that the indemnifying party shall not, in connection with any one such action, claim or proceeding or separate but substantially similar or related actions, claims or proceedings in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the reasonable fees and expenses of more than one separate firm of attorneys (together with appropriate local counsel) at any time for all such indemnified parties, unless in the reasonable judgment of such indemnified party a conflict of interest may exist between such indemnified party and any other of such indemnified parties with respect to such action, claim or proceeding, in which event the indemnifying party shall be obligated to pay the fees and expenses of such additional counsel or counsels). No indemnifying party shall be liable to an indemnified party for any settlement of any action, proceeding or claim without the written consent of the indemnifying party, which consent shall not be unreasonably withheld.

7.4.		If the indemnification required by this
Section 7 from the indemnifying party is unavailable to an indemnified party hereunder in respect of any losses, claims, damages, liabilities or expenses referred to in this Section 7:


(i)		The indemnifying party, in lieu of
indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, liabilities or expenses in such proportion as is appropriate to reflect the relative fault of the indemnifying party and indemnified parties in connection with the actions which resulted in such losses, claims, damages, liabilities or expenses, as well as any other relevant equitable considerations. The relative fault of such indemnifying party and indemnified parties shall be determined by reference to, among other things, whether any Violation has been committed by, or relates to information supplied by, such indemnifying party or indemnified parties, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such Violation. The amount paid or payable by a party as a result of the losses, claims, damages, liabilities and expenses referred to above shall be deemed to include, subject to the limitations set forth in Section 7.1 and Section 7.2, any legal or other fees or expenses reasonably incurred by such party in connection with any investigation or proceeding.

(ii)		The parties hereto agree that it would not
be just and equitable if contribution pursuant to this
Section 7.4 were determined by pro rata allocation or by any other method of allocation which does not take into account the equitable considerations referred to in Section 7.4(i). No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

7.5.		If indemnification is available under this
Section 7, the indemnifying parties shall indemnify each indemnified party to the full extent provided in this Section 7 without regard to the relative fault of such indemnifying party or indemnified party or any other equitable consideration referred to in Section 7.4.

7.6.		The obligations of the Company and the
Selling Holders of Registrable Securities under this Section 7 shall survive the completion of any offering of Registrable
Securities pursuant to a registration statement under this Agreement, and otherwise.

Section 8.	Transfer of Registration Rights.  The
rights of a Holder with respect to Registrable Securities pursuant to this Agreement may be Transferred by such Holder to any of its Person in connection with the Transfer of Registrable Securities to such Person, provided that any such Transferee that is not a party to this Agreement shall execute and deliver to the Secretary of the Company a properly completed agreement substantially in the form of Exhibit A.

Section 9.	Covenants of the Company.  The Company
hereby agrees and covenants as follows:


9.1.	The Company shall file as and when
applicable, on a timely basis, all reports required to be filed by it under the Exchange Act. If the Company is not required to file reports pursuant to the Exchange Act, upon the request of any Holder of Registrable Securities, the Company shall make publicly available the information specified in subparagraph
(c)(2) of Rule 144 of the Securities Act, and take such further action as may be reasonably required from time to time and as may be within the reasonable control of the Company, to enable the Holders to Transfer Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by Rule 144 under the Securities Act or any similar rule or regulation hereafter adopted by the Commission.

9.2.	(i)	The Company shall not, and shall not
permit its majority owned subsidiaries to, effect any public sale or distribution of any shares of Common Stock or any securities convertible into or exchangeable or exercisable for shares of Common Stock, during the five business days prior to, and during the 90-day period beginning on, the commencement of a public distribution of the Registrable Securities pursuant to any registration statement prepared pursuant to this Agreement (other than by the Company pursuant to such registration if the registration is pursuant to Section 3). The Company shall not effect any registration of its securities (other than on Form S-4, Form S-8, or any successor forms to such forms or pursuant to such other registration rights agreements as may be approved in writing by the Majority Selling Holders, as the case may be, or effect any public or private sale or distribution of any of its securities, including a sale pursuant to Regulation D under the Securities Act, whether on its own behalf or at the request of any holder or holders of such securities from the date of a request for a Demand Registration pursuant to Section 2.1 until the earlier of (x) 90 days following the date as of which all securities covered by such Demand Registration statement shall have been Transferred, and (y) 90 days following the effective date of such Demand Registration statement, unless the Company shall have previously notified in writing all Selling Holders of the Company's desire to do so, and Selling Holders owning a majority of the Registrable Securities or the Underwriters' Representative, if any, shall have consented thereto in writing.

(ii)		Any agreement entered into after the
date of this Agreement pursuant to which the Company or any of its majority owned subsidiaries issues or agrees to issue any privately placed securities similar to any issue of the Registrable Securities (other than (x) shares of Common Stock pursuant to a stock incentive, stock option, stock bonus, stock purchase or other employee benefit plan of the Company approved by its Board of Directors, and (y) securities issued to Persons in exchange for ownership interests in any Person in connection with a business combination in which the Company or any of its majority owned subsidiaries is a party) shall contain a provision whereby holders of such securities agree not to effect any public sale or distribution of any such securities during the periods described in the first sentence of Section 9.2(i), in each case including a sale pursuant to Rule 144 under the Securities Act (unless such Person is prevented by applicable statute or regulation from entering into such an agreement).


9.3.	The Company shall not, directly or
indirectly, (x) enter into any merger, consolidation or reorganization in which the Company shall not be the surviving corporation or (y) Transfer or agree to Transfer all or substantially all the Company's assets, unless prior to such merger, consolidation, reorganization or asset Transfer, the surviving corporation or the Transferee, respectively, shall have agreed in writing to assume the obligations of the Company under this Agreement, and for that purpose references hereunder to "Registrable Securities" shall be deemed to include the securities which the Holders of Registrable Securities would be entitled to receive in exchange for Registrable Securities pursuant to any such merger, consolidation or reorganization.

Section 10.	Amendment, Modification and Waivers;
Further Assurances.

(i)		This Agreement may be amended with the
consent of the Company and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company shall have obtained the written consent of Holders owning Registrable Securities possessing a majority in number of the Registrable Securities then outstanding to such amendment, action or omission to act.

(ii)		No waiver of any terms or conditions of
this Agreement shall operate as a waiver of any other breach of such terms and conditions or any other term or condition, nor shall any failure to enforce any provision hereof operate as a waiver of such provision or of any other provision hereof. No written waiver hereunder, unless it by its own terms explicitly provides to the contrary, shall be construed to effect a continuing waiver of the provisions being waived and no such waiver in any instance shall constitute a waiver in any other instance or for any other purpose or impair the right of the party against whom such waiver is claimed in all other instances or for all other purposes to require full compliance with such provision.

(iii)	Each of the parties hereto shall execute
all such further instruments and documents and take all such further action as any other party hereto may reasonably require in order to effectuate the terms and purposes of this Agreement.


Section 11.	Assignment; Benefit.  This Agreement and
all of the provisions hereof shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, assigns, executors, administrators or successors; provided, however, that except as specifically provided herein with respect to certain matters, neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned or delegated by the Company without the prior written consent of Holders owning Registrable Securities possessing a majority in number of the Registrable Securities outstanding on the date as of which such delegation or assignment is to become effective. A Holder may Transfer its rights hereunder to a successor in interest to the Registrable Securities owned by such assignor only as permitted by Section 8.

Section 12.	Miscellaneous.

12.1.	Governing Law.  THIS AGREEMENT SHALL BE
GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE
STATE OF NEW YORK, WITHOUT GIVING REGARD TO THE CONFLICT OF LAWS
PRINCIPLES THEREOF.

12.2.	Notices.  All notices and requests given
pursuant to this Agreement shall be in writing and shall be made by hand-delivery, first-class mail (registered or certified, return receipt requested), confirmed facsimile or overnight air courier guaranteeing next business day delivery to the relevant address specified on Schedule 1 to this Agreement or in the relevant agreement in the form of Exhibit A whereby such party became bound by the provisions of this Agreement. Except as otherwise provided in this Agreement, the date of each such notice and request shall be deemed to be, and the date on which each such notice and request shall be deemed given shall be: at the time delivered, if personally delivered or mailed; when receipt is acknowledged, if sent by facsimile; and the next business day after timely delivery to the courier, if sent by overnight air courier guaranteeing next business day delivery.

12.3.	Entire Agreement; Integration.  This
Agreement supersedes all prior agreements between or among any of the parties hereto with respect to the subject matter contained herein and therein, and such agreements embody the entire understanding among the parties relating to such subject matter.

12.4.	Injunctive Relief.  Each of the parties
hereto acknowledges that in the event of a breach by any of them of any material provision of this Agreement, the aggrieved party may be without an adequate remedy at law. Each of the parties therefore agrees that in the event of such a breach hereof the aggrieved party may elect to institute and prosecute proceedings in any court of competent jurisdiction to enforce specific performance or to enjoin the continuing breach hereof. By seeking or obtaining any such relief, the aggrieved party shall not be precluded from seeking or obtaining any other relief to which it may be entitled.

12.5.	Section Headings.  Section headings are
for convenience of reference only and shall not affect the meaning of any provision of this Agreement.

12.6.	Counterparts.  This Agreement may be
executed in any number of counterparts, each of which shall be an original, and all of which shall together constitute one and the same instrument. All signatures need not be on the same counterpart.


12.7.	Severability.  If any provision of this
Agreement shall be invalid or unenforceable, such invalidity or unenforceability shall not affect the validity and enforceability of the remaining provisions of this Agreement, unless the result thereof would be unreasonable, in which case the parties hereto shall negotiate in good faith as to appropriate amendments hereto.

12.8.	Filing.  A copy of this Agreement and of
all amendments thereto shall be filed at the principal executive office of the Company with the corporate recorder of the Company.


12.9.	Termination.  This Agreement may be
terminated at any time by a written instrument signed by the parties hereto. Unless sooner terminated in accordance with the preceding sentence, this Agreement (other than Section 7 hereof) shall terminate in its entirety on such date as there shall be no Registrable Securities outstanding, provided that any shares of Common Stock previously subject to this Agreement shall not be Registrable Securities following the sale of any such shares in an offering registered pursuant to this Agreement.

12.10.	Attorneys' Fees.  In any action or
proceeding brought to enforce any provision of this Agreement, or where any provision hereof is validly asserted as a defense, the successful party shall be entitled to recover reasonable attorneys' fees (including any fees incurred in any appeal) in addition to its costs and expenses and any other available remedy.

12.11.	No Third Party Beneficiaries.  Nothing
herein expressed or implied is intended to confer upon any person, other than the parties hereto or their respective permitted assigns, successors, heirs and legal representatives, any rights, remedies, obligations or liabilities under or by reason of this Agreement.


 		IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto as of the date first written above.

SHARED TECHNOLOGIES CELLULAR, INC.


By: ____________________________
Name:
Title:


SALOMON BROTHERS HOLDING COMPANY
	INC


By: _____________________________
Name:
Title:

	EXHIBIT A

	to Registration
	Rights Agreement



	AGREEMENT TO BE BOUND
	BY THE REGISTRATION RIGHTS AGREEMENT


The undersigned, being the transferee of ______ shares of the Common Stock, with a par value of $0.01 per share [or describe other capital stock received in exchange for such common stock] (the "Registrable Securities"), of SHARED TECHNOLOGIES CELLULAR, INC., a Delaware corporation (the "Company"), as a condition to the receipt of such Registrable Securities, acknowledges that matters pertaining to the registration of such Registrable Securities is governed by the Registration Rights Agreement dated as of April 15, 1998 initially among the Company and Salomon Brothers Holding Company Inc referred to therein (the "Agreement"), and the undersigned hereby (1) acknowledges receipt of a copy of the Agreement, and (2) agrees to be bound as a Holder by the terms of the Agreement, as the same has been or may be amended from time to time.

Agreed to this __ day of ______________, ____________.

_________________________________

_________________________________*

_________________________________*

*Include address for notices.





	EXECUTION COPY






	WARRANT PURCHASE AGREEMENT


	dated as of


	April 15, 1998


	between


SHARED TECHNOLOGIES CELLULAR, INC.

	and


	SALOMON BROTHERS HOLDING COMPANY INC









	WARRANT PURCHASE AGREEMENT


THIS WARRANT PURCHASE AGREEMENT (this "Agreement") dated as of April 15, 1998, by and between SHARED TECHNOLOGIES
CELLULAR, INC., a Delaware corporation (the "Company"), and
SALOMON BROTHERS HOLDING COMPANY INC, a Delaware corporation (the
"Purchaser").

	W I T N E S S E T H:

WHEREAS, pursuant to that certain Credit Agreement of even date herewith among the Company and the Purchaser, as Lender, (the "Credit Agreement"), the Purchaser is extending certain credit facilities to the Company;

WHEREAS, in order to induce the Purchaser to enter into the Credit Agreement, the Company has agreed to issue and sell to the Purchaser a Warrant initially exercisable for 200,000 shares of the Common Stock of the Company;

NOW, THEREFORE, in consideration of the mutual promises, representations, warranties, covenants and conditions set forth in this Agreement, and for other good and valuable consideration the receipt and adequacy of which is hereby acknowledged, the parties mutually agree as follows:


SECTION 1.  DEFINITIONS.

The terms hereinafter set forth when used herein shall have the following meanings, and any terms not otherwise defined herein that are defined in the Credit Agreement shall have the respective meanings specified in the Credit Agreement:

"Code" shall mean the Internal Revenue Code of 1986, as amended, or any successor statute.

"Common Stock" shall mean the common stock, with a par value of $0.01 per share, of the Company.

"Commission" shall mean the Securities and Exchange
Commission, or any other federal agency then administering the Securities Act.

"Contractual Obligation" shall mean, with respect to any person, any provision of any mortgage or security issued by such person or of any lease, franchise, agreement, guaranty, instrument or undertaking to which such person is a party or by which it or any of its properties is bound.


"Governmental Authority" shall mean any nation or government, any state or other political subdivision thereof, and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

"Requirement of Law" shall mean any applicable law, statute, treaty, rule, regulation, arbitration award, judgment, decree, order or other determination of any Governmental
Authority.

"Securities Act" shall mean the Securities Act of 1933, as amended, or any similar Federal statute, and the rules and regulations of the Commission promulgated thereunder, all as the same shall be in effect at the time.

"Warrant" shall have the meaning assigned in
Section 2.01 hereof.


SECTION 2.  ISSUE AND SALE OF WARRANT.

2.01.  Sale of Warrant.  Concurrently with the
execution and delivery hereof, the Company is issuing and selling to the Purchaser, and the Purchaser is purchasing from the Company, Warrant No. SB-1 initially exercisable for the purchase of 200,000 shares of Common Stock (the "Warrant"), for the purchase price of $1.00.

2.02.  Allocated Purchase Price.	The Company and the
Purchaser hereby acknowledge that for the purposes of Section 1273(c)(2) of the Code, the Warrant is a part of an investment unit with the loans being made by the Purchaser to the Company under the Credit Agreement, and that the allocated purchase price of the Warrant for such purposes is $1.00. The Company and the Purchaser agree to use the foregoing allocated purchase price as the purchase price of the Warrant for all income tax purposes.


SECTION 3.  REPRESENTATIONS AND WARRANTIES OF THE PURCHASER.

The Purchaser hereby respectively represents and warrants to the Company as follows:


3.01. Authority. The Purchaser has full legal right, power and authority to enter into and perform this Agreement, and the execution and delivery of this Agreement by it and the consummation of the transactions contemplated hereby have been duly authorized by all necessary corporate action. This Agree-ment constitutes the legal, valid and binding obligation of the Purchaser, enforceable against it in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorgani-zation or similar laws affecting creditors' rights generally and subject to general principles of equity.

3.02. Brokers and Finders. No brokerage or finder's commissions or fees are payable in connection with the trans-actions contemplated by this Agreement on account of any action taken by the Purchaser or its representatives, and the Purchaser will indemnify the Company against and hold the Company harmless from any liability, loss or expense (including, without limitation, reasonable attorneys' fees) arising in connection with any claim for any such commissions or fees.

3.03 Investor Representation. Purchaser is acquiring the Warrant for the Common Stock for its own account and not with a view to reselling or distributing such securities in any transaction which would constitute a "distribution" within the meaning of the Securities Act. Purchaser has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment in the Warrant and the Common Stock. Purchaser understands that neither the Warrant nor the Common Stock has been registered under the Securities Act or any applicable state securities laws (collectively, the "Acts") and that the Company is relying upon exemptions from registration under the Acts based in part on its representations under this Agreement, and that the Warrant and the Common Stock may not be resold without registration under the Acts or an exemption therefrom. Purchaser is not an entity formed solely to make this investment. Purchaser is an "accredited investor" as defined in Rule 501 promulgated under the Securities Act.


SECTION 4.  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

The Company hereby represents and warrants to the Purchaser as follows:


4.01. Organization. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, with all requisite power to own its properties and assets and to conduct its business as now conducted, and is duly qualified as a foreign corporation and is in good standing under the laws of each jurisdiction in which a failure to be so qualified and in good standing will have or is reasonably likely to have a material adverse effect on the business, operations, property, prospects or condition (financial or otherwise) of the Company or would have an adverse effect on the enforceability against the Company of this Agreement or the Warrant or the ability of the Company to perform its obligations hereunder or thereunder

4.02. Capitalization. (a) The Company's authorized capital stock consists of: (i) 20,000,000 shares of Common Stock, of which (A) 7,138,601 shares are issued and outstanding; (B) 200,000 shares are reserved for issuance upon exercise of the Warrant to be issued to the Purchaser hereunder; (C) 100,000 shares are reserved for issuance upon exercise of the warrants issued to Anthony D. Autorino; and (D) 4,283,831 shares are reserved for conversion or issuance, as applicable, as set forth on Schedule B hereto, and (ii) 5,000,000 shares of $0.01 par value Preferred Stock, of which zero shares are issued and outstanding. All of the outstanding shares of capital stock of the Company have been duly authorized and validly issued, are fully paid and nonassessable, free of preemptive rights and have been offered and issued without violation of the Securities Act or any applicable state securities or blue sky law or any preemptive rights of any person. Schedule A hereto accurately sets forth, as of the date hereof, the number of issued and outstanding shares of Common Stock held by each person known by the Company to own beneficially or of record more than 5% of any class of the Company's outstanding capital stock.


(b)  Except as disclosed on Schedule B hereto:
(i) there are no issued or outstanding securities that are convertible into or exchangeable for shares of the Company's capital stock ("Convertible Securities"); (ii) there are no issued or outstanding subscriptions, options, warrants or other rights to purchase or acquire any shares of the capital stock of the Company or any Convertible Securities ("Option Rights") other than the Warrant; (iii) the Company is not a party to any agreement or understanding pursuant to which it is obligated to purchase or redeem any shares of its capital stock or any Convertible Securities or Option Rights and is not otherwise under any obligation to repurchase, redeem or otherwise acquire any shares of its capital stock or any Convertible Securities or Option Rights; (iv) the Company is not a party to any agreement or understanding pursuant to which it is obligated to register any shares of its capital stock or other securities under the Securities Act or any state securities laws; (v) to the best knowledge of the Company, no securities holder of the Company is a party to any voting agreement, voting trust, irrevocable proxy or other agreement affecting the voting rights of any shares of the Company's capital stock or any agreement providing for any call or put option, right of first refusal or offer or other right to acquire or dispose of any shares of the Company's capital stock or any Convertible Securities or Option Rights and
(vi) there are no outstanding debt securities of the Company that provide the holders thereof with voting rights. Except as set forth on Schedule B and except for the shares of Common Stock reserved for issuance upon exercise of the Warrant, no shares of Common Stock are issuable upon the exercise of any outstanding Convertible Securities or Option Rights of the Company and no additional shares of Common Stock will become issuable upon exercise of such Convertible Securities or Option Rights on account of the issuance of the Warrant.

4.03. Valid Issuance of Warrant. (a) The Warrant has been duly executed and delivered by the Company, has been duly authorized and validly issued free and clear of all liens, encumbrances, equities and claims, are fully paid and non-assess-able, and constitutes the legal, valid and binding obligation of the Company, enforceable in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally and subject to general principles of equity.

(b)	The shares of Common Stock issuable upon exercise
of the Warrant have been duly authorized and reserved for issuance and, when issued in accordance with the terms of the Warrant, will be validly issued, fully paid and non-assessable, free and clear of all liens, encumbrances, equities and claims and without violation of any preemptive rights.

4.04. Authority. The Company has full legal right, power and authority (i) to enter into and perform this Agreement and (ii) to issue the Warrant and to perform all its obligations relating thereto. The execution and delivery of this Agreement, the issuance of the Warrant by the Company and the consummation of the transactions contemplated hereby and thereby have all been duly authorized by the Board of Directors of the Company and, where required, the shareholders of the Company. No consent, waiver or authorization of, or filing with any other Person (including without limitation, any Governmental Authority) is required in connection with any of the foregoing or with the validity or enforceability against the Company of this Agreement or the Warrant. This Agreement has been duly executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally and subject to general principles of equity.


4.05. No Conflict. The execution, delivery and performance of this Agreement and the Warrant and the consummation of the transactions contemplated hereby and thereby do not and will not, with or without the passage of time or the giving of notice or both, (i) conflict with or violate any provision of the Company's Certificate of Incorporation or By-laws, (ii) to the best of the Company's knowledge, conflict with or violate any Requirement of Law or Contractual Obligation applicable to the Company, (iii) result in, or require, the creation or imposition of any Lien on any of its properties or revenues pursuant to any Requirement of Law or Contractual Obligation or (iv) require any action by or in respect of, or filing with, any governmental body, agency or official.

4.06. Litigation. No action, suit, claim, litigation, investigation or proceeding (formal or informal) of or before any arbitrator or Governmental Authority is pending or (to the best of the Company's knowledge) threatened by or against the Company or against any of its properties or revenues with respect to this Agreement or the Warrant or any of the transactions contemplated hereby or thereby.

4.07.  Compliance With Laws.  To the best of the
Company's knowledge, the Company is in compliance, in all material respects, with all laws, ordinances, governmental rules and regulations to which it is subject, where the failure to so comply would have a material adverse effect on the enforceability against the Company of this Agreement or the Warrant or the ability of the Company to perform its obligations hereunder and thereunder.

4.08. Brokers and Finders. Except as disclosed in the Credit Agreement and the schedules thereto, no brokerage or finder's commissions or fees are payable in connection with the transactions contemplated by this Agreement on account of any action taken by the Company, its affiliates or their represen-tatives, and the Company will indemnify the Purchaser against and hold the Purchaser harmless from any liability, loss or expense (including, without limitation, reasonable attorneys' fees) arising in connection with any claim for any such commissions or fees.

4.09. Securities Law Compliance. The offer and sale of the Warrant hereunder is exempt from the registration and prospectus delivery requirements of the Securities Act, and the rules and regulations thereunder, and the securities laws of the state of New York. The Company has not offered the Warrant to anyone other than the Purchaser, and no securities of the same class as the Warrant have been offered and sold by the Company within the six-month period immediately prior to the date hereof.


4.10. Transfer Taxes. Except as have been paid by the Company prior to the date hereof, no fees, taxes, charges or other amounts imposed by any federal, state or local taxing or other Governmental Authority are or will become payable by the Company or the Purchaser as a consequence of the consummation of any of the transactions contemplated hereby (including, without limitation, transfer taxes and filing fees).

4.11. Full Disclosure. This Agreement, together with the Credit Agreement and the exhibits, schedules, attachments, documents, certificates and other written items and materials prepared and supplied to the Purchaser by or on behalf of the Company with respect to the transactions contemplated hereby and thereby, taken as a whole, do not and will not, as the case may be, contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements contained therein not misleading in the context made. There is no fact known to the Company which the Company has not disclosed to the Purchaser in writing and which is reasonably likely to have a material adverse effect on the business, operations, property, prospects or condition (financial or otherwise) of the Company or would have an adverse effect on the enforceability against the Company of this Agreement or the Warrant or the ability of the Company to perform its obligations hereunder or thereunder.


SECTION 5.  MISCELLANEOUS.

5.01. Expenses. The Company agrees to pay, and save the Purchaser harmless against liability for the payment of, all reasonable out-of-pocket expenses arising in connection with the transactions contemplated by this Agreement or by the Warrant, including, without limitation, any stamp or similar taxes (including interest and penalties, if any) which may be determined to be payable in respect of the execution, delivery, issue and sale of the Warrant, the reasonable fees and expenses of counsel to the Purchaser in connection with the preparation of this Agreement and the issuance of the Warrant, including any modifications, amendments or consents to such agreements, the expense of preparing and issuing the Warrant, the cost of delivering the Warrant to such place as the Purchaser shall determine, insured to their satisfaction, and the costs and expenses incurred in the preparation of all certificates and letters on behalf of the Company and of the performance by the Company of and compliance with all agreements and conditions contained herein to be performed or complied with.

5.02.  Notices.

(a)	All communications under this Agreement shall be
in writing and shall be mailed by first class mail, postage prepaid,


(1)	if to the Purchaser, to:

Salomon Brothers Holding Company Inc
Seven Work Trade Center
New York, New York 10048
Attention: Townsend U. Weekes, Jr.
Telecopier No. (212) 783-2823

with a copy to:

Sidley & Austin
One First National Plaza
Chicago, Illinois  60603
Attention: DeVerille Huston
Telecopier No. (312) 853-7036

or at such other address as such Purchaser may have furnished the Company in writing, or

(2)	if to the Company, to:

Shared Technologies Cellular, Inc.
100 Great Meadow Road
Wethersfield, Connecticut 06109
Attention: Vincent DiVincenzo
Telecopier No. (860)258-2455

with a copy to:

Shipman & Goodwin LLP
One American Row
Hartford, Connecticut  06103-2819
Attention:  Deborah Frisone
Telecopier No.  (860)251-5899


or at such other address as the Company may have furnished to the Purchaser in writing.

(b)	Any notice so addressed and mailed by registered
or certified mail shall be deemed to have been given when mailed.


5.03. Survival. All warranties, representations, and covenants made herein or in any certificate or other instrument delivered by the parties hereto or on their behalf under this Agreement shall be considered to have been relied upon and shall survive the delivery of the Warrant and payment therefor, regardless of any investigation made by any such party or on their behalf for so long as the Warrant is exercisable. All statements in any such certificate or other instrument shall constitute warranties and representations by such party hereunder.
5.04. Amendment. This Agreement may be amended only by a written instrument signed by the Purchaser and the Company.

5.05. Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns. Any transfer of the Warrant shall be deemed to constitute an automatic assignment of the rights of the transferor hereunder to the transferee.

5.06. Severability. Should any part of this Agreement for any reason be declared invalid, such decision shall not affect the validity of any remaining portion, which remaining portion shall remain in full force and effect as if this Agreement had been executed with the invalid portion thereof eliminated and it is hereby declared the intention of the parties hereto that they would have executed the remaining portion of this Agreement without including therein any such part or parts which may, for any reason, be hereafter declared invalid.

5.07. Captions. The descriptive headings of the various Sections or parts of this Agreement are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.

5.08.  GOVERNING LAW.  THIS AGREEMENT SHALL BE GOVERNED
BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW
YORK, WITHOUT REGARD TO THE CONFLICTS OF LAW RULES THEREOF.

5.09.  Waiver of Jury Trial.  The Company and the
Purchaser each hereby expressly acknowledges that any dispute arising out of, connected with, or incidental to the relation-ships established between them in connection with, this Agree-ment, will be a highly complex commercial matter inappropriate for resolution by a jury. The Company and the Purchaser each hereby waives any right to have a jury participate in resolving any such dispute, whether sounding in contract, tort or other-wise. Instead, any disputes resolved in court will be resolved in a bench trial without a jury.


5.10. Entire Agreement. This Agreement, together with the Credit Agreement, the Warrant and the Registration Rights Agreement of even date herewith between the Company and the Purchaser, is intended by the parties as a final expression of their agreement and intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein and therein. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein and therein. This Agreement, together with the Credit Agreement and the Warrant, supersedes all prior agreements and understandings between the parties with respect to such subject matter.

5.11. Attorneys' Fees. In any action or proceeding brought to enforce any provision of this Agreement or the Warrant, or where any provision hereof or thereof is validly asserted as a defense, the successful party shall be entitled to recover reasonable attorneys' fees in addition to any other available remedy.

5.12. Counterparts. This Agreement may be executed in any number of counterparts, each executed counterpart consti-tuting an original but all together only one agreement.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

SHARED TECHNOLOGIES CELLULAR, INC.


By: ______________________________
Name:
Title:


SALOMON BROTHERS HOLDING COMPANY INC

By:_______________________________
Name:
Title:


	TABLE OF CONTENTS

Page

SECTION 1.  DEFINITIONS.	1

SECTION 2.  ISSUE AND SALE OF WARRANT.	2
2.01.  Sale of Warrant	2
2.02.  Allocated Purchase Price	2

SECTION 3.  REPRESENTATIONS AND WARRANTIES OF THE PURCHASER	2
3.01.  Authority	2
3.02.  Brokers and Finders	2
3.03   Investor Representation	3

SECTION 4.  REPRESENTATIONS AND WARRANTIES OF THE COMPANY	3
4.01.  Organization	3
4.02.  Capitalization	3
4.03.  Valid Issuance of Warrant	4
4.04.  Authority	4
4.05.  No Conflict	5
4.06.  Litigation	5
4.07.  Compliance With Laws	5
4.08.  Brokers and Finders	5
4.09.  Securities Law Compliance	5
4.10.  Transfer Taxes	5
4.11.  Full Disclosure	6

SECTION 5.  MISCELLANEOUS.	6
5.01.  Expenses	6
5.02.  Notices	6
5.03.  Survival	7
5.04.  Amendment	8
5.05.  Successors and Assigns	8
5.06.  Severability	8
5.07.  Captions	8
5.08.  GOVERNING LAW	8
5.09.  Waiver of Jury Trial	8
5.10.  Entire Agreement	8
5.11.  Attorneys' Fees	8
5.12.  Counterparts	9



Schedule A  --  Schedule of Capital Stock
Schedule B  --  Schedule of Outstanding Convertible
				Securities and Option Rights
































EXECUTION COPY

THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUED
UPON ITS EXERCISE ARE SUBJECT TO THE RESTRICTIONS ON
      TRANSFER SET FORTH IN SECTION 4 OF THIS WARRANT


Warrant No. SB-1
Number of Shares: 200,000
(subject to adjustment)
Date of Issuance:  April 15, 1998


SHARED TECHNOLOGIES CELLULAR, INC.

Common Stock Purchase Warrant


SHARED TECHNOLOGIES CELLULAR, INC. (the "Company"), for value received, hereby certifies that Salomon Brothers Holding Company Inc, or its registered assigns (the "Registered Holder"), is entitled, subject to the terms set forth below, to purchase from the Company, at any time or from time to time on or after the date hereof, and until 5:00 p.m. Eastern time, April 15, 2003 (the "Exercise Period"), shares of its common stock, $.01 par value per share ("Common Stock") (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such Common Stock), at a purchase price per share of $5.00. The number of shares purchasable upon exercise of this Warrant, and the purchase price per share, each as adjusted from time to time pursuant to the provisions of this Warrant, are hereinafter referred to as the "Warrant Stock" and the "Purchase Price," respectively.

1.	Exercise.

(a)	This Warrant may be exercised by the Registered
Holder, in whole or in part, by surrendering this Warrant, with the Subscription Form appended hereto as Exhibit I duly completed and executed by such Registered Holder or by such Registered Holder's duly authorized attorney, at the principal office of the Company, or at such other office or agency as the Company may designate, accompanied by payment to the Company of an amount equal to the product of the then applicable Purchase Price multiplied by the number of shares of Common Stock then being purchased pursuant to one of the payment methods permitted under Section 1(b) below.


(b)	Payment shall be made either (1) by cash, money
order, certified or bank cashier's check, or wire transfer,
(b) by converting the Warrant, or any portion hereof, into Common Stock pursuant to Section 1(c) below ("Warrant Conversion"), (c) cancellation of indebtedness outstanding under that certain Credit Agreement of even date herewith between the Company and the Registered Holder or (d) any combination of the foregoing at the option of the Registered Holder.

(c)	The Registered Holder may exercise the purchase
right represented by this Warrant with respect to a particular number of shares of Common Stock subject to his Warrant ("Converted Warrant Stock") and elect to pay for the Converted Warrant Stock through Warrant Conversion as defined in Section 1.1(b), and by specifying such election in the Subscription Form. In such event, the Company shall deliver to the Registered Holder (without payment by the Registered Holder of any Purchase Price or any cash or other consideration) that number of shares of Common Stock equal to the quotient obtained by dividing (x) the value of this Warrant (or the specified portion hereof) on the date of exercise (the "Exercise Date"), which value shall be determined by subtracting (A) the aggregate Purchase Price of the Converted Warrant Stock immediately prior to the exercise of this Warrant from (B) the aggregate Fair Market Value of the Converted Warrant Stock issuable upon exercise of this Warrant (or the specified portion hereof) on the Exercise Date, by (y) the Fair Market Value of one share of Common Stock on the Exercise Date. For purposes of this
Section 1, "Fair Market Value" per share of Common Stock as of any specified date shall mean the higher of (i) the book value per share of Common Stock as of such date and (ii) (A) if the Common Stock is publicly traded on such date, the current market price per share or (B) if the Common Stock is not publicly traded on such date, (1) the fair market value per share of Common Stock as determined in good faith by the Board of Directors of the Company and set forth in a written notice to the Registered Holder.

(d)	Each exercise of this Warrant shall be deemed to
have been effected immediately prior to the close of business on the day on which this Warrant shall have been surrendered to the Company as provided in subsection 1(a) above. At such time, the person or persons in whose name or names any certificates for Warrant Stock shall be issuable upon such exercise as provided in subsection 1(e) below shall be deemed to have become the holder or holders of record of the Warrant Stock represented by such certificates.


(e)	As soon as practicable after the exercise of this
Warrant in full or in part, and in any event within 15 days thereafter, the Company at its expense (including payment of any applicable transfer taxes) will cause to be issued in the name of, and delivered to, the Registered Holder, or as such Registered Holder (upon payment by such Registered Holder of any applicable transfer taxes) may direct:

(i) a certificate or certificates for the number of full shares of Warrant Stock to which such Registered
Holder shall be entitled upon such exercise, and

(ii) in case such exercise is in part only, a new warrant or warrants (dated the date hereof) of like tenor, calling in the aggregate on the face or faces thereof for the number of shares of Warrant Stock equal (without giving effect to any adjustment therein) to the number of such shares called for on the face of this Warrant minus the number of such shares purchased by the Registered Holder upon such exercise as provided in subsection 1(a) above.

2.	Adjustments.

(a)	If outstanding shares of the Company's Common
Stock shall be subdivided into a greater number of shares or a dividend in Common Stock shall be paid in respect of Common Stock, the Purchase Price in effect immediately prior to such subdivision or at the record date of such dividend shall simultaneously with the effectiveness of such subdivision or immediately after the record date of such dividend be proportionately reduced. If outstanding shares of Common Stock shall be combined into a smaller number of shares, the Purchase Price in effect immediately prior to such combination shall, simultaneously with the effectiveness of such combination, be proportionately increased.

(b)	If there shall occur any capital reorganization or
reclassification of the Company's Common Stock (other than a change in par value or a subdivision or combination as provided for in subsection 2(a) above), or any consolidation or merger of the Company with or into another corporation, or a transfer of all or substantially all of the assets of the Company, then, as part of any such reorganization, reclassification, consolidation, merger or sale, as the case may be, lawful provision shall be made so that the Registered Holder of this Warrant shall have the right thereafter to receive upon the exercise hereof the kind and amount of shares of stock or other securities or property which such Registered Holder would have been entitled to receive if, immediately prior to any such reorganization, reclassification, consolidation, merger or sale, as the case may be, such Registered Holder had held the number of shares of Common Stock which were then purchasable upon the exercise of this Warrant.


(c)	When any adjustment is required to be made in the
Purchase Price pursuant to this Section 2, the number of shares of Warrant Stock purchasable upon the exercise of this Warrant shall be changed to the number determined by dividing (i) an amount equal to the number of shares issuable upon the exercise of this Warrant immediately prior to such adjustment, multiplied by the Purchase price in effect immediately prior to such adjustment, by (ii) the Purchase Price in effect immediately after such adjustment.

3.	Fractional Shares.  The Company shall not be
required upon the exercise of this Warrant to issue any fractional shares. In lieu of any fractional shares to which the holder would otherwise be entitled, the Company shall pay cash equal to such fraction multiplied by the then fair market value of the Common Stock.

4.	Limitation on Sales, etc.  Each holder of this
Warrant acknowledges that this Warrant and the Warrant Stock have not been registered under the Securities Act of 1933, as amended (the "Act"), and agrees not to sell, pledge, distribute, offer for sale, transfer or otherwise dispose of this Warrant or any Warrant Stock issued upon its exercise in the absence of (a) an effective registration statement under the Act as to this Warrant or such Warrant Stock and registration or qualification of this Warrant or such Warrant Stock under any applicable Blue Sky or state securities law then in effect, or (b) an opinion of counsel, satisfactory to the Company, that such registration and qualification are not required. Each certificate or other instrument for Warrant Stock issued upon the exercise of this Warrant shall bear a legend substantially to the foregoing effect.

5.	Liquidation or Dissolution; Dividends.

(a)	In case the Company at any time while this Warrant
shall remain unexpired and unexercised, shall dissolve, liquidate, or wind up its affairs, other than with respect to a transaction described in Section 2(b), the Registered Holder shall have the right to exercise this Warrant for a period of sixty (60) days after the later of (i) such event having occurred and (ii) receipt by the Registered Holder of a notice from the Company indicating the kind and amount of securities or assets issuable or distributable to holders of shares of Common Stock with respect to such event, and upon exercise of this Warrant during such period, the Registered Holder shall have the right to receive in lieu of each share of the Warrant Stock, the same kind and amount of any securities or assets as may be issuable, distributable, or payable upon any such dissolution, liquidation, or winding up with respect to each of the shares of the Common Stock.

(b)	At any time the Company pays any dividends or
makes any other distributions with respect to the Common Stock, the Company shall pay at such time to the Registered Holder of this Warrant the dividends or other distributions which such Registered Holder would have been entitled to receive had such Registered Holder exercised all of its rights to acquire or receive Common Stock under such Warrant on the date as of which the holders of Common Stock of record entitled to such dividends or other distributions were determined.

6.	Exchange of Warrants.  Upon the surrender by the
Registered Holder of this Warrant, properly endorsed, to the Company at the principal office of the Company, the Company will, subject to the provisions of Section 4 hereof, issue and deliver to or upon the order of the Registered Holder, at the Company's expense, a new Warrant or Warrants of like tenor, in the name of such Registered Holder or as such Registered Holder (upon payment by such Registered Holder of any applicable transfer taxes) may direct, calling in the aggregate on the face or faces thereof for the number of shares of Warrant Stock called for on the face or faces of the Warrant or Warrants so surrendered.

7.	Replacement of Warrants.  Upon receipt of evidence
reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and (in the case of loss, theft or destruction) upon delivery of an indemnity agreement (with surety if reasonably required) in an amount reasonably satisfactory to the Company, or (in the case of mutilation) upon surrender and cancellation of this Warrant, the Company will issue, in lieu thereof, a new Warrant of like tenor.

8.	Transfers, etc.

(a)	The Company will maintain a register (the "Warrant
Register") containing the names and addresses of the Registered Holders of this Warrant. Any Registered Holder may change its or his address as shown on the Warrant
Register by written notice to the Company requesting such change.

(b)	Subject to the provisions of Section 4 hereof,
this Warrant and all rights hereunder are transferable, in whole or in part, upon surrender of this Warrant with a properly executed assignment (in the form of Exhibit II hereto) at the principal office of the Company.


(c)	Until any transfer of this Warrant is made in the
Warrant Register, the Company may treat the Registered Holder of this Warrant as the absolute owner hereof for all purposes; provided, however, that if and when this Warrant is properly assigned in blank, the Company may (but shall not be obligated to) treat the bearer hereof as the absolute owner hereof for all purposes, notwithstanding any notice to the contrary.

9.	Mailing of Notices, etc.  All notices and other
communications from the Company to the Registered Holder of this Warrant shall be mailed by first-class mail, postage prepaid, to the address furnished to the Company in writing by the last Registered Holder of this Warrant who shall have furnished an address to the Company in writing. All notices and other communications from the Registered Holder of this Warrant or in connection herewith to the Company shall be mailed by first-class certified or registered mail, postage prepaid, to the Company at its principal office set forth below. If the Company should at any time change the location of its principal office to a place other than as set forth below, it shall give prompt written notice to the Registered Holder of this Warrant and thereafter all references in this Warrant to the location of its principal office at the particular time shall be as so specified in such notice.

10.	No Rights as Stockholder.  Until the exercise of
this Warrant, the Registered Holder of this Warrant shall not have or exercise any rights by virtue hereof as a stockholder of the Company.

11.	Change or Waiver.  Any term of this Warrant may be
changed or waived only by an instrument in writing signed by the party against which enforcement of the change or waiver is sought. No course of dealing or any delay or failure to exercise any right hereunder on the part of the Company or the Holder shall operate as a waiver of such right or otherwise prejudice the rights, powers or remedies of such Person.

12.	Headings.  The headings in this Warrant are for
purposes of reference only and shall not limit or otherwise affect the meaning of any provision of this Warrant.

13.	Governing Law. IN ALL RESPECTS, INCLUDING ALL
MATTERS OF CONSTRUCTION, VALIDITY AND PERFORMANCE, THIS WARRANT AND THE OBLIGATIONS ARISING HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND PERFORMED IN SUCH STATE, EXCEPT WITH RESPECT TO THE VALIDITY OF THIS WARRANT, THE ISSUANCE OF WARRANT STOCK UPON EXERCISE HEREOF AND THE RIGHTS AND DUTIES OF THE COMPANY WITH RESPECT TO REGISTRATION OF TRANSFER, WHICH SHALL BE GOVERNED BY THE LAWS OF DELAWARE.

IN WITNESS WHEREOF, the Company has caused this Warrant to be duly executed by its officer thereunto duly authorized and to be issued as of the 15 day of April, 1998.

[Corporate Seal]	SHARED TECHNOLOGIES CELLULAR, INC.


By:__________________________
Name: Vincent DiVincenzo
Title:   Chief Financial Officer
100 Great Meadow Road, Suite 102
Wethersfield, CT 06109
ATTEST:


________________________
Kenneth M. Dorros
Secretary

EXHIBIT I



SUBSCRIPTION FORM


To:	Shared Technologies Cellular,  Inc.       Dated: _________
100 Great Meadow Road
Wethersfield, CT 06109
Attn: Legal Department

[Choose one or both of the paragraphs, as applicable]

The undersigned, pursuant to the provisions set forth in the attached Warrant (No. SB-1), hereby irrevocably elects to purchase __________ shares of the Common Stock covered by such Warrant and herewith makes payment of $__________, representing the full purchase price for such shares at the price per share provided for in such Warrant.

The undersigned, pursuant to the provisions set forth in the attached Warrant (No. SB-1), hereby irrevocably elects to exercise the right of conversion represented by the attached Warrant for, and to convert thereunder, ____ shares of Common Stock, as provided for therein.


Name: _______________________

Signature
_____________________

Address: _____________________

    ____________________




EXHIBIT II


ASSIGNMENT FORM



FOR VALUE RECEIVED, _______________________ hereby sells, assigns and transfers all of the rights of the undersigned under the attached Warrant (No. SB-1) with respect to the number of shares of Common Stock covered thereby set forth below, unto:


Name of Assignee			Address			No. of Shares






Dated:________					Name: _______________________

Signature:____________________
_

Address:______________________

   _____________________

Witness:______________________























SUBSCRIPTION AGREEMENT




Shared Technologies Cellular, Inc.
100 Great Meadow Road, Suite 102
Wethersfield, CT  06109

Attention:	Anthony D. Autorino
		Vincent DiVincenzo
		William A. DiBella


Ladies and Gentlemen:


1.	SUBSCRIPTION

	The undersigned hereby subscribes for a convertible demand note in the principal amount set forth on the attached signature page (the "Note") being offered by Shared Technologies Cellular, Inc., a Delaware corporation (the "Company"), on the conditions stated herein. The undersigned will advance principal under the Note as set forth herein. The Note shall be convertible into shares of the Company's Common Stock, par value $.01 per share (the "Common Stock") and shall be substantially in the form of the Note set forth as Exhibit A hereto. The Note and the Common Stock issuable upon conversion thereof are hereinafter referred to as the "Securities."


2.	REPRESENTATIONS AND WARRANTIES OF THE POTENTIAL INVESTOR

	The undersigned hereby acknowledges that the undersigned has received and read (a) the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998, and
(b) this Subscription Agreement.

	The undersigned acknowledges that it has had an opportunity to ask questions of and request additional information concerning the Company from representatives of the Company. The undersigned has not received any written information concerning this offering and is not relying on any other information provided to the undersigned or any representations made to the undersigned by anyone other than the representatives of the Company referred to above.

	The undersigned understands that the Securities have not been registered under the Securities Act of 1933 as amended
(the "Act") or any applicable state securities laws and that such Securities will be sold in transactions except from registration under the Act and such state securities laws.
The undersigned understands that the Company is relying on
Section 4(2) under the Act, which provides an exemption from registration under the Act and which does not require that any specific information about the Company be disclosed. The undersigned understands that the availability of such exemptions is predicated in part on the Company's reliance on the undersigned's representations and warranties herein.

	The undersigned hereby represents and warrants to you that: (a) the undersigned is acquiring the Securities for the undersigned's own account not with a view to the resale or other distribution thereof, and the undersigned will not transfer, sell or otherwise dispose of the Securities without registering them under the applicable federal or state securities laws or seeking an exemption therefrom; (b) the undersigned has such knowledge and experience in financial and business matters and particularly this type of investment to evaluate the merits and risks of an investment in the Company; and (c) the undersigned can bear the economic risk of an investment in the Company, including the risk of a complete loss of the undersigned's investment.

	The undersigned understands that the undersigned must bear the economic risk of this investment for an indefinite period of time inasmuch as the Securities have not been and will not be registered under the Act or any applicable state securities laws and, therefore, that the Securities cannot be sold, pledged or transferred unless they are subsequently registered under the Act and qualified under applicable state securities laws or an exemption from such registration and qualification is available. The undersigned understands that, except as set forth in the Note, the Company has no obligation and does not presently intend to register or qualify any of the Securities or to take any action or provide any information necessary to give effect to the availability of any such exemption.

	The undersigned further understands that these restrictions on transferability will be noted in the Company's records as a stop transfer instruction, and that the Securities will be subject to the other terms and conditions of this Subscription Agreement, and that the Note will bear a legend substantially in the following form:

"THIS NOTE HAS NOT BEEN REGISTERED UNDER THE
SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE
SECURITIES LAWS, AND IT MAY NOT BE SOLD OR OFFERED
FOR SALE IN THE ABSENCE OF AN EFFECTIVE
REGISTRATION STATEMENT UNDER SUCH ACT AND ANY
APPLICABLE STATE SECURITIES LAWS OR THE
AVAILABILITY OF AN EXEMPTION FROM REGISTRATION
UNDER SUCH ACT AND ANY APPLICABLE STATE SECURITIES
LAWS";

and that the Common Stock issuable upon conversion of the
Note in accordance with the terms thereof will bear a legend substantially in the following form, as well as any legend required by appropriate Blue Sky officials:

"The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be sold or transferred in the absence of an effective registration under such Act and any applicable state securities laws or the availability of an exemption from registration under such Act and any applicable state securities laws."

	The undersigned understands that the Company will require that the undersigned meet certain investor suitability standards and that the undersigned be an "accredited investor" as that term is defined in the federal securities laws.

	The information provided to the Company herein is true and correct in all respects as of the date hereof. The undersigned agrees to notify the Company in writing immediately if any of the statements made herein shall become materially inaccurate.


3.	REPRESENTATIONS AND WARRANTIES OF THE COMPANY

	Section 3.1	Certain Defined Terms.  As used in this
Section 3, the following terms shall have the following meanings, applicable both to the singular and the plural forms of the terms defined:

	"Affiliate", as applied to any Person, means any other
Person that directly or indirectly controls, is controlled by, or is under common control with, that Person. For purposes of this definition, "control"
(including, with correlative meanings, the terms
"controlling", "controlled by" and "under common control with"), as applied to any Person, means the possession, directly or indirectly, of the power to vote five percent (5.0%) or more of the Securities having voting power for the election of directors of such Person or otherwise to direct or cause the direction of the management and policies of that Person, whether through the ownership of voting Securities or by contract or otherwise.

	"Closing Date" means the date the Company accepts this Subscription Agreement and issues a Note to the undersigned in accordance with the terms hereof.

	"Contractual Obligation", as applied to any Person, means any provision of any Securities issued by that Person or any indenture, mortgage, deed of trust, security agreement, pledge agreement, guaranty, contract, undertaking, agreement or instrument to which that Person is a party or by which it or any of its properties is bound, or to which it or any of its properties is subject.

	"Environmental, Health or Safety Requirements of Law" means all Requirements of Law derived from or relating to any federal, state or local law, ordinance, rule, regulation, permit, license or other binding determination of any Governmental Authority relating to, imposing liability or standards concerning, or otherwise addressing, the environment, health and/or safety and public health codes, each as from time to time in effect.

	"GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the American Institute of Certified Public Accountants'
Accounting Principles Board and Financial Accounting
Standards Board or in such other statements by such other entity as may be in general use by significant segments of the accounting profession as in effect on the date hereof (unless otherwise specified herein as in effect on another date or dates).

	"Governmental Authority" means any nation or government, any federal, state, local or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

	"Investment Documents" means this Subscription Agreement and the Note issued to the undersigned in connection therewith and all other instruments, agreements and written Contractual Obligations between the Company and the undersigned delivered to the undersigned pursuant to or in connection with the transactions contemplated hereby.

	"Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment, conditional sale agreement, deposit arrangement, security interest, encumbrance, lien, preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever in respect of any property of a Person, whether granted voluntarily or imposed by law.

	"Material Adverse Effect" means a material adverse effect upon (i) the financial condition, operations, assets or prospects of the Company or any of its Subsidiaries, or (ii) the ability of the Company or any of its Subsidiaries to perform their respective obligations under the Investment Documents.

	"Organizational Documents" means, with respect to any corporation, limited liability company, or partnership
(i) the articles/certificate of incorporation (or the equivalent organizational documents) of such corporation or limited liability company, (ii) the partnership agreement executed by the partners in the partnership,
(iii) the by-laws (or the equivalent governing documents) of the corporation, limited liability company or partnership, and (iv) any document setting forth the designation, amount and/or relative rights, limitations and preferences of any class or series of such corporation's capital stock or such limited liability company's or partnership's equity or ownership interests.

	"Permitted Equity Securities Options" means the subscriptions, options, warrants, rights, convertible securities and other agreements or commitments relating to the issuance of equity Securities of the Company or any Subsidiary of the Company identified as such on
Schedule 3.1.

	"Person" means any natural person, corporation, limited liability company, limited partnership, general partnership, joint stock company, joint venture, association, company, trust, bank, trust company, land trust, business trust or other organization, whether or not a legal entity, and any Governmental Authority.

	"Property" means any real property or personal property, plant, building, facility, structure, underground storage tank or unit, equipment, inventory, general intangible, receivable, or other asset owned, leased or operated by the Company or any Subsidiary of the Company, as applicable, (including any surface water thereon, and soil and groundwater thereunder).

	"Requirements of Law" means, as to any Person, the charter and by-laws or other organizational or governing documents of such Person, and any material law, rule or regulation, or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject and any certificate of occupancy, zoning ordinance, building, environmental or land use requirement or Permit or and Environmental, Health or Safety
Requirement of Law.

	"Securities" means any capital stock, shares, investment property, voting trust certificates, limited partnership certificates, bonds, debentures, notes or other evidences of indebtedness, secured or unsecured, convertible, subordinated or otherwise, or in general any instruments commonly known as "securities", including, without limitation, any certificates of interest, shares, or participations in temporary or interim certificates for the purchase or acquisition of, or any right to subscribe to, purchase or acquire any of the foregoing, but shall not include the Notes or any other evidence of the obligations to the undersigned in connection therewith.

	"Subsidiary" of a Person means any corporation, limited liability company, general or limited partnership, or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other Persons performing similar functions with respect to such entity are at the time directly or indirectly owned or controlled by such Person, one or more of the other subsidiaries of such Person or any combination thereof.

	Section 3.2	Representations and Warranties.  In order
to induce the undersigned to subscribe for a Note as herein set forth, except as set forth on the Schedules attached hereto, the Company hereby represents and warrants to the undersigned that the following statements are true, correct and complete as of the date hereof:

	(a)  Organization; Corporate Powers.

		(i) The Company and each of its Subsidiaries (A) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, (B) is duly qualified to do business as a foreign corporation and is in good standing under the laws of each jurisdiction in which failure to be so qualified and in good standing will have or is reasonably likely to have a Material Adverse Effect, and
(C) has all requisite corporate power and authority to own, operate and encumber its Property and to conduct its business as presently conducted and as proposed to be conducted.

		(ii) True, correct and complete copies of the Organizational Documents identified on Schedule 3.2-
A(ii) attached hereto have been made available to the undersigned for inspection upon the undersigned's written request therefor, each of which is in full force and effect, has not been modified or amended except to the extent indicated therein and, to the best of the Company's knowledge, there are no defaults under such Organizational Documents and no events which, with the passage of time or giving of notice or both, would constitute a default under such Organizational
Documents.

	(b)  Authority.

		(i) The Company has the requisite corporate power and authority (A) to execute, deliver and perform each of the Investment Documents which are required to be executed by it in connection herewith or which have been executed by it as required by the Investment Documents.

		(ii) The execution, delivery and performance of each of the Investment Documents which are required to be executed by the Company in connection with this Subscription Agreement or which have been executed as required by this Subscription Agreement on or prior to the Closing Date and to which the Company is party and the consummation of the transactions contemplated thereby, have been duly approved by the board of directors and, if necessary, the shareholders of the Company and such approvals have not been rescinded. No other corporate action or proceedings on the part of the Company are necessary to consummate such transactions.

		(iii) Each of the Investment Documents to which the Company is a party (A) when delivered, will have been duly executed and delivered by it and (B) will constitute the Company's legal, valid and binding obligation, enforceable against it in accordance with its terms.

	(c)  Subsidiaries; Ownership of Equity Securities.
Schedule 3.2-C attached hereto (i) describes the corporate structure of the Company, its Subsidiaries and any other Person in which the Company or any of its Subsidiaries holds a direct or indirect partnership, joint venture or other equity interest and indicates the nature of such interest with respect to each Person included in such diagram; and
(ii) accurately sets forth (A) the correct legal name of such Person, the jurisdiction of its incorporation or organization and the jurisdictions in which the Company and its Subsidiaries are qualified to transact business as a foreign corporation or otherwise and (B) the authorized, issued and outstanding shares or interests of each class of equity Securities of the Company and each of its Subsidiaries and the owners of such shares or interests in each of the Company's Subsidiaries. None of such issued and outstanding equity Securities is subject to any vesting, redemption, or repurchase agreement, and there are no warrants or options (other than Permitted Equity Securities Options) outstanding with respect to such equity Securities. The outstanding equity Securities of each Subsidiary of the Company are duly authorized, validly issued, fully paid and nonassessable.

	(d) No Conflict. The execution, delivery and performance of each of the Investment Documents to which the Company is a party do not and will not (i) conflict with the Organizational Documents of the Company, (ii) to the best of the Company's knowledge, conflict with, result in a breach of or constitute (with or without notice or lapse of time or both) a default under any Requirement of Law or Contractual Obligation of the Company, or require termination of any Contractual Obligation, the consequences of which violation, breach, default or termination, singly or in the aggregate, will, or is reasonably likely to, result in a Material Adverse Effect or may subject the undersigned to any liability, (iii) result in or require the creation or imposition of any Lien whatsoever upon any of the Property or assets of the Company, or (iv) require any approval of the Company's shareholders which has not been obtained.

	(e)  Governmental Consents.  Except as set forth on
Schedule 3.2-E attached hereto, the execution, delivery and performance of each of the Investment Documents to which the Company is a party do not and will not require any registration with, consent or approval of, or notice to, or other action to, with or by any Governmental Authority, except filings, consents or notices which have been made, obtained or given.

	(f) Financial Position. The financial statements (the "Financial Statements") included in the Company's Annual
Report on Form 10-K were prepared in all material respects in conformity with GAAP, except as otherwise noted therein, and fairly present in all material respects the respective consolidated financial positions, and the consolidated results of operations and cash flows for each of the periods covered thereby of the Company and its Subsidiaries as at the respective dates thereof. Neither the Company nor any of its Subsidiaries has any contingent liability or liability for any taxes, long-term leases or commitments, not disclosed to the undersigned prior to the date hereof or not reflected in the Financial Statements, which will have or is reasonably likely to have a Material Adverse Effect.

	(g)	Litigation; Adverse Effects.  Except as set forth
in Schedule 3.2-G attached hereto, there is no action, suit, proceeding, claim, investigation or arbitration before or by any Governmental Authority or private arbitrator pending or, to the knowledge of the Company, threatened against the Company or any of the Property (i) challenging the validity or the enforceability of any of the Investment Documents, or
(ii) which will, or is reasonably likely to, result in any Material Adverse Effect. There is no material loss contingency within the meaning of GAAP which has not been reflected in the consolidated Financial Statements of the Company. To the best of the Company's knowledge, neither the Company nor any Subsidiary is (A) in violation of any applicable Requirements of Law which violation will result, or is reasonably likely to result, in a Material Adverse
Effect, or (B) subject to or in default with respect to any final judgment, writ, injunction, restraining order or order of any nature, decree, rule or regulation of any court or Governmental Authority which will, or is reasonably likely to, result in a Material Adverse Effect.

	(h)  No Material Adverse Effect.  Except as disclosed on
Schedule 3.2-H, since December 31, 1997, there has occurred no event with respect to the Company or any Affiliate of the Company which has resulted, or is reasonably likely to result, in a Material Adverse Effect.

	(i) Performance. Except as disclosed on Schedule 3.2-H, neither the Company nor any of its Subsidiaries has received any notice, citation, or allegation, nor has actual knowledge, that (i) it is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any Contractual
Obligation applicable to it which is material to its ability to maintain or continue the operations of its core business,
(ii) any of its Property is in violation of any Requirement of Law, or (iii) any condition exists which, with the giving of notice or the lapse of time or both, would constitute a default with respect to any such Contractual Obligation, in each case, except where such default or defaults, if any, will not, or is not reasonably likely to, result in a Material Adverse Effect.

	(j) Disclosure. The representations and warranties of the Company contained in the Investment Documents, and all certificates and other documents delivered to the undersigned pursuant to the terms thereof, do not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained herein or therein, in light of the circumstances under which they were made, not misleading. The Company has not intentionally withheld any fact from the undersigned in regard to any matter which will, or is reasonably likely to, result in a Material Adverse Effect.

	(k) Requirements of Law. To the best of the Company's knowledge, the Company and its Subsidiaries are in compliance with all Requirements of Law applicable to them and their respective businesses, in each case where the failure to so comply individually or in the aggregate will, or is reasonably likely to, result in a Material Adverse Effect.

	(l) Environmental Matters. To the best of the Company's knowledge, except as disclosed on Schedule 3.2-L attached hereto, the operations of the Company and its Properties comply in all material respects with all applicable Environmental, Health or Safety Requirements of Law and the Company is conducting and will continue to conduct its business and operations in an environmentally responsible manner in material compliance with Environmental, Health or Safety Requirements of Law, and the Company and its Subsidiaries, taken as a whole, have not been, and have no reason to believe that they will be, subject to any claims arising out of or relating to environmental, health or safety matters that have or will result in material cash expenditures by the Company and its Subsidiaries.

	(m) Labor Matters. Except for individual employee contracts, neither the Company nor any of its Subsidiaries is a party to any labor contract. There are no strikes, lockouts or other grievances relating to any collective bargaining or similar agreement to which the Company or any of its Subsidiaries is a party.

	(n) Assets and Properties. The Company and each of its Subsidiaries has good and marketable title to all of the assets and Property (tangible and intangible) owned by it (except insofar as marketability may be limited by any laws or regulations of any Governmental Authority affecting such assets). Substantially all of the assets and Property owned by, leased to, or used by the Company or a Subsidiary of the Company is in adequate operating condition and repair, ordinary wear and tear excepted, is free and clear of any known defects except such defects as do not substantially interfere with the continued use thereof in the conduct of normal operations, and is able to serve the function for which they are currently being used, except in each case where the failure of such asset to meet such requirements would not, or is not reasonably likely to, result in a Material Adverse Effect.


4.	PROCEDURE

	(a)	Subscription.  A complete subscription must include
(i) two copies of the signature page of the Subscription
Agreement signed by the undersigned, and (ii) a check or wire transfer of funds in the principal amount of the Note, all of which must be delivered to the Company.

	(b)	Acceptance.  This Subscription Agreement shall be
deemed to be accepted by the Company only when a copy of this Subscription Agreement is signed by the Company.

	(c)	Rejection.  The Company may at its option refuse to
accept the undersigned's subscription in its discretion for any reason. Should this subscription be rejected or should the offering of the Note not be consummated for any reason, the Company promptly shall return any amounts forwarded in connection herewith.

[Intentionally left blank. Next page is signature page.]


SHARED TECHNOLOGIES CELLULAR, INC.

SUBSCRIPTION AGREEMENT SIGNATURE PAGE




CONVERTIBLE NOTE in the principal
amount of $____________________




DATE:_____________, 1998		_______________________________
						Signature(s)

						_______________________________
						Print Name(s)

						_______________________________
						Taxpayer's Identification
Number(s)


						Mailing Address

						_______________________________

						_______________________________

						_______________________________



Accepted by Shared Technologies Cellular, Inc.

By:________________________

Its:_______________________

Date:___________________, 1998



43097_1C.DOC


EXHIBIT A


[FINAL FORM OF NOTE]



THIS NOTE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS, AND IT MAY NOT BE SOLD OR OFFERED FOR SALE IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND ANY APPLICABLE STATE SECURITIES LAWS OR THE AVAILABILITY OF AN EXEMPTION FROM REGISTRATION UNDER SUCH ACT AND ANY APPLICABLE STATE SECURITIES LAWS.



CONVERTIBLE NOTE

SHARED TECHNOLOGIES CELLULAR, INC.

$__________________	May __, 1998


	FOR VALUE RECEIVED, SHARED TECHNOLOGIES CELLULAR, INC., a Delaware corporation (the "Company"), hereby promises to pay to ____________________, an individual with a mailing address of
_______________________, (the "Holder"), or registered assigns, the principal sum of ______________ Dollars ($___________) and to pay interest on the outstanding principal balance at a rate equal to five percent (5%) per annum, for the period commencing on the date hereof and ending on the date this Note shall be paid in full or converted into common stock of the Company as hereinafter set forth. Accrued interest under this Note shall be due and payable quarterly, in arrears, beginning on the first day of July, 1998 (with respect to interest accrued from the date of this Note through June 30, 1998) and on the first day of each October, January, April and July thereafter (with respect to interest accrued in the immediately preceding quarter) during the Term (as defined below). Unless sooner paid or converted into common stock of the Company in accordance with the terms hereof, the outstanding principal amount of this Note and all accrued and unpaid interest hereon shall be due and payable on May 15, 2005 (the "Maturity Date"). The term of this Note (the "Term") shall be the period beginning on the date hereof and ending on the earlier of (i) the date on which this Note is prepaid in full or converted in whole or (ii) the Maturity Date. This Note is one of a series of promissory notes (the "Notes") issued by the Company in the aggregate principal amount of $2,400,000 pursuant to separate subscription agreements (the "Subscription Agreements") between the Company and the subscribers party thereto.

	Upon conversion of this Note, accrued and unpaid interest on the outstanding principal balance of this Note shall be payable in the manner set forth in Section 2. Principal and interest due hereunder shall be payable in lawful money of the United States of America, at such place as the legal holder may designate from time to time in writing to the Company. Interest hereunder shall be computed on the basis of a three hundred sixty (360) day year and a thirty (30) day month.

1.	PREPAYMENTS AND REPLACEMENT

	1.1	Optional Prepayment.  The Company may not prepay, in
whole or in part, the outstanding principal balance of this Note without the prior written consent of the holder hereof. In the case of any such permitted principal prepayment, the Company shall simultaneously therewith pay accrued interest on the principal amount prepaid.

	1.2	Payment on Non-Business Days.  Whenever any payment to
be made shall be due on a Saturday, Sunday or a date on which banks in the State of Connecticut are authorized or required to be closed, such payment may be made on the next succeeding business day and interest shall be payable at the rate set forth herein for the period of any such extension.

	1.3	Replacement.  Upon receipt of evidence satisfactory to
the Company of the loss, theft, destruction or mutilation of this Note and, if requested in the case of any such loss, theft or destruction, upon delivery of an indemnity bond or other agreement or security reasonably satisfactory to the Company, or, in the case of any such mutilation, upon surrender and cancellation of this Note, the Company will issue a new Note, in the amount of the unpaid principal balance of the lost, stolen, destroyed or mutilated Note in lieu of such lost, stolen, destroyed or mutilated Note.

2.	CONVERSION

	2.1	Holder's Conversion Option.  Subject to and in
compliance with the provisions of this Section 2, the entire outstanding principal amount of this Note may, at the option of the holder hereof, at any time prior to the giving of notice of conversion by the Company pursuant to Section 2.2, be converted into fully-paid and nonassessable shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"), at a conversion price of Five and 00/100 Dollars ($5.00) per share, subject to adjustment as provided below (the "Conversion Price").

	2.2	Company's Conversion Option.  Subject to and in
compliance with the provisions of this Section 2, if a Conversion Event (as defined below) occurs at any time after the date which is three years (3) from the date of this Note, then the Company may require, by written notice to the holder hereof given within ninety (90) days of such Conversion Event, that the entire outstanding principal amount of this Note, plus accrued and unpaid interest, be converted into shares of Common Stock at the Conversion Price then in effect. In the event that more than one Conversion Event occurs after such date, the Company may exercise its rights under this Section 2.2 as to one or more of such Conversion Events. To exercise its conversion option pursuant to this Section 2.2, the Company shall give ten (10) days prior written notice to the holder of this Note indicating its intention to so exercise its conversion option, and on the tenth (10th) day following the receipt such notice by the holder of this Note, the principal amount outstanding hereunder, together with all accrued but unpaid interest, shall automatically be converted into fully paid and nonassessable shares of Common Stock. The number of shares of Common Stock into which this Note is so convertible shall be the number of shares of Common Stock that could be purchased by the principal amount of this Note outstanding, together with all accrued but unpaid interest on this Note, at the Conversion Price then in effect. Subject to the proviso to this sentence, notwithstanding anything to the contrary contained in this
Section 2.2, the Company may only exercise its Conversion Option if, upon conversion, the securities issuable to the holder of this Note may be sold by such holder without restriction under the Securities Act and without limitation as to amount or manner of sale; provided however, that the preceding terms of this sentence shall not apply to (x) any affiliate of the Company,
(y) any person who has been an affiliate of the Company within three months preceding the date of proposed exercise by the Company of its Conversion Option hereunder, or (z) any person who has become a holder of this Note within two (2) years of the Company's exercise of its Conversion Option hereunder.

	As used herein, "Conversion Event" shall mean the occurrence of the following circumstances: the Trading Price (as defined below) of the Common Stock equals or exceeds Ten and 00/100 Dollars ($10.00) per share for each of five (5) consecutive trading days.

	As used herein, "Trading Price" of Common Stock shall mean, for each business day, the closing price of the Common Stock on such business day as reported by Nasdaq, or if the Common Stock is not at the time listed or admitted for trading on Nasdaq, any other exchange with which the Common Stock is at such time listed or admitted for trading; provided, however, that if the Common Stock is not so listed or admitted for trading for any period then no Conversion Event shall be deemed to have occurred during such period. The closing price for each business day shall be the last reported sales price or, in case no such reported sales took place on such day, the average of the last reported bid and asked prices.

	2.3	Accrued Interest.  In the case of conversion at the
option of the holder under Section 2.1, interest accrued and unpaid on the principal amount of this Note converted shall, at the option of the holder of this Note, be paid in cash upon conversion of such principal amount, or be paid by the issuance of Common Stock at the Conversion Price. In the case of the conversion at the option of the Company, interest accrued and unpaid on the principal amount of this Note converted shall be paid by the issuance of Common Stock at the Conversion Price as set forth in Section 2.2.

	2.4	Adjustment of the Conversion Price.  The Conversion
Price shall be subject to adjustment from time to time as follows:

	(a)	If, at any time during the Term of this Note, the
number of shares of Common Stock outstanding is increased by a stock dividend payable in shares of Common Stock or by a subdivision or split-up of shares of Common Stock, then, following the record date fixed for the determination of the holders of Common Stock entitled to receive such stock dividend, subdivision or split-up, the Conversion Price shall be appropriately decreased so that the number of shares of Common Stock issuable upon the conversion hereof shall be increased in proportion to such increase in outstanding shares.

	(b)	If, at any time during the Term of this Note, the
number of shares of Common Stock outstanding is decreased by a combination of the outstanding shares of Common Stock, then, following the record date for such combination, the Conversion Price shall appropriately increase so that the number of shares of Common Stock issuable upon the conversion hereof shall be decreased in proportion to such decrease in outstanding shares.

	(c)	All calculations under this Section 2.4 shall be
made to the nearest cent or to the nearest one-tenth (1/10) of a share, as the case may be.

	(d)	Whenever the Conversion Price shall be adjusted
as provided in this Section 2.4, the Company shall prepare a statement showing the facts requiring such adjustment and the Conversion Price that shall be in effect after such adjustment. The Company shall cause a copy of such statement to be sent by mail, first class postage prepaid, to each registered holder of the Note at its address appearing on the Company's records.

	(e)	Adjustments made pursuant to Subsection (a) or
(b) above shall be made on the date such dividend, subdivision, split-up or combination, as the case may be, is made and shall become effective at the opening of business on the business day next following the record date for the determination of stockholders entitled to such dividend, subdivision, split-up or combination.

	(f)	In any case in which the provisions of this
Section 2.4 shall require that an adjustment shall become effective immediately after a record date for an event, the Company may defer until the occurrence of such event issuing to the registered holder of this Note which is exercised after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such exercise by reason of the adjustment required by such event over and above the shares of Common
Stock issuable upon such exercise before giving effect to such adjustment exercise; provided, however, that the Company shall deliver to such registered holder a due bill or other appropriate instrument evidencing such holder's right to receive such additional shares upon the occurrence of the event requiring such adjustment.

	2.5	Exercise of Conversion Option.  To exercise its
conversion option under Section 2.1, the holder of this Note shall surrender the Note to the Company at its principal office, shall give written notice to the Company at such office that such holder elects to convert this Note and shall state in such notice whether the holder elects for accrued interest on the principal amount of this Note to be paid in cash or in additional shares of Common Stock. Such notice shall also state the name or names (with address or addresses) in which the certificate or certificates for shares of Common Stock issuable upon such conversion shall be issued. The Note surrendered for conversion shall be accompanied by proper assignment thereof to the Company or in blank. Upon the exercise of the Company's conversion option under Section 2.2, the holder of this Note shall promptly surrender the same for conversion, accompanied by proper assignment thereof to the Company or in blank, and the right of the holder hereof to receive payments of interest and principal hereunder shall cease and thereafter this Note shall represent only the right to receive the shares of Common Stock issuable in accordance with the terms hereof upon such conversion. The Company shall issue such certificate or certificates for shares of Common Stock issuable upon such conversion in the name of the holder hereof appearing on its books, and shall deliver such certificate or certificates to the address of such holder appearing on its books, unless, in either case, it receives written instructions from the holder hereof to so issue or deliver such certificates to a different name or address. The date when written notice of the holder's conversion election is received by the Company, together with this Note, shall be referred to herein as the "Conversion Date" (except that in the case of the Company's conversion election pursuant to Section 2.2, such conversion shall be deemed to have been made on the tenth (10th) day after the Company has given written notice thereof in accordance with such Section 2.2 and such date shall be deemed to be the "Conversion Date"). As promptly as practicable, but in any event within thirty (30) days after the Conversion Date (or, in the case of conversion at the option of the Company, within thirty (30) days of surrender of this Note), the Company shall issue and deliver to the holder of this Note, or on its written order, such certificate or certificates as it may request for the number of whole shares of Common Stock issuable upon the conversion of this Note in accordance with the provisions of this Section 2, and, if such conversion is at the election of the holder hereof, cash in payment of any accrued interest required to be paid in cash pursuant to the election of such holder, and cash, as provided in Section 2.6, in respect of any fraction of a share of Common Stock issuable upon such conversion. Any conversion hereunder, whether at the option of the holder hereof or the Company, shall be deemed to have been effected immediately prior to the close of business on the Conversion Date, and at such time the rights of the holder as holder of this Note as to the principal amount so converted shall cease.

	2.6	Cash in Lieu of Fractional Shares.  No fractional
shares of Common Stock or scrip representing fractional shares shall be issued upon the conversion of this Note. Instead of any fractional shares of Common Stock which would otherwise be issuable upon conversion of this Note, the Company shall pay to the holder of this Note a cash adjustment in respect of such fractional shares in an amount equal to the same fraction of the fair market value per share of the Common Stock at the close of business on the Conversion Date, as determined by the Company's Board of Directors.

	2.7	Reservation of Common Stock.  The Company shall at all
times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of this Note, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of this Note, and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of this Note, the Company shall take such corporate action as may be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose.

	2.8	Notice of Record Date.  In the event of:

	(a)	any taking by the Company of a record of the
holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right;

	(b)	any capital reorganization of the Company, any
reclassification or recapitalization of the capital stock of the Company, any merger or consolidation of the Company, or any transfer of all or substantially all of the assets of the Company to any other corporation, or any other entity or person; or

	(c)	any voluntary or involuntary dissolution,
liquidation or winding up of the Company,

then and in each such event the Company shall mail or cause to be mailed to the holder of this Note a notice specifying (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right, or if a record is not to be taken, the date as of which the holders of record of Common Stock to be entitled to such dividend, distribution or right are to be determined, (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding up is expected to become effective and (iii) the time, if any, that is to be fixed, as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding up. Such notice shall be mailed at least twenty (20) days prior to the applicable record or effective date specified in such notice on which such action is to be taken. Failure to give such notice shall not invalidate any such action.

	2.9	Transfer Restriction Legend.  Each certificate for
shares of Common Stock issued upon conversion of this Note shall bear the following legend (and any additional legend required by (i) any applicable state securities laws and (ii) any securities exchange upon which such shares may, at the time of such exercise, be listed) on the face thereof unless at the time of exercise such shares shall be registered under the Securities
Act:

The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be sold or transferred in the absence of an effective registration under such Act and any applicable state securities laws or the availability of an exemption from registration under such Act and any applicable state securities laws.

Any certificate issued at any time in exchange or substitution for any certificate bearing such legend (except a new certificate issued upon completion of a public distribution under a registration statement of the securities represented thereby) shall also bear such legend unless, in the opinion of counsel for the holder thereof the securities represented thereby are not, at such time, required by law to bear such legend.

3.	REGISTRATION RIGHTS

	3.1	Certain Definitions.  As used in this Section 3, the
following terms shall have the following respective meanings:

	"Commission" shall mean the Securities and Exchange
Commission or any other federal agency at the time administering the Securities Act.

	"Continuously Effective", with respect to a specified registration statement, shall mean that it shall not cease to be effective and available for Transfers of Registrable Securities thereunder for longer than either (i) any ten (10) consecutive business days, or (ii) an aggregate of fifteen (15) business days during the period specified in the relevant provision of this Note.

	"Exchange Act" shall mean the Securities Exchange Act of
1934, as amended.

	"Existing Registration Rights Agreements" shall mean (i) those certain separate Registration Rights Agreement, each dated as of April 15, 1998, entered into between the Company and Salomon Brothers Holding Company Inc. and Anthony Autorino, respectively, and (ii) those certain separate Registration Rights Agreement, dated as of April 30, 1998 and April 21, 1998, respectively, entered into between the Company and International Capital Partners, Inc. and Beatrice Wittouck Lunt, respectively.

	"Holders" shall mean the holders of outstanding Registrable Securities which have not been sold to the public.

	"Lock-Out Period" shall mean each period (i) commencing on the date which is five (5) business days prior to the commencement of a public distribution of any of the Company's securities pursuant to any registration statement prepared pursuant to any one or more of the Existing Registration Rights Agreements (a "Distribution"), and (ii) ending on the date which is ninety (90) days following the commencement of such Distribution.

	"Majority Selling Holders" means those Selling Holders whose Registrable Securities included in such registration represent a majority of the Registrable Securities of all Selling Holders included therein.

	"Other Shareholders" shall mean holders of securities of the Company who are entitled by contract with the Company or who are permitted by the Company to have securities included in a registration of the Company's securities.

	"Registrable Securities" shall mean the Common Stock issued or issuable upon conversion of this Note and the other Notes less any such Common Stock theretofore sold to the public or in a private placement.

	The terms "register," "registered" and "registration" shall refer to a registration effected by preparing and filing a registration statement in compliance with the Securities Act and applicable rules and regulations thereunder, and the effectiveness of such registration statement.

	"Registration Expenses" shall mean all expenses incurred by the Company in compliance with Section 3 hereof, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel for the Company, blue sky fees and expenses, the fees and disbursements of no more than one legal counsel ("Seller's Counsel") representing the Selling Holders as selected by the Majority Selling Holders, and the expense of any special audits incident to or required by any such registration; provided, however, that such expenses shall not include the compensation of regular employees of the Company unless such expenses are incurred in connection with a Demand Registration under Section 3.2 pursuant to which the Holder or Holders making such request for a Demand Registration are required to pay the Registration Expenses incurred in connection therewith, in which case such expenses shall include the compensation of regular employees of the Company at such hourly rate as the Company may reasonably establish therefor.

	"Securities Act" shall mean the Securities Act of 1933, as amended.

	"Selling Expenses" shall mean all underwriting discounts and selling commissions applicable to the sale of Registrable
Securities, all fees and disbursements of counsel for the Holder
(other than Seller's Counsel)."

	"Selling Holders" shall mean, with respect to a specified registration pursuant to this Note, Holders whose Registrable
Securities are included in such registration

	"Transfer" shall mean and include the act of selling, giving, transferring, creating a trust (voting or otherwise), assigning or otherwise disposing of (other than pledging, hypothecating or otherwise transferring as security) (and correlative words shall have correlative meanings).

	3.2	Demand Registration.

		(a)	If one or more Holders of Registrable Securities
shall make a written request to the Company at any time
(the "Demanding Holders"), the Company shall cause to be filed with the Commission a registration statement meeting the requirements of the Securities Act (a "Demand
Registration"), and each Demanding Holder shall be entitled to have included therein (subject to Section 3.2(g)) all or such number of such Demanding Holder's Registered
Securities as the Demanding Holder shall request in writing; provided, however, that (i) no request may be made pursuant to this Section 3.2 within one hundred and eighty
(180) days after any registration statement covering securities subject to the terms of any of the Existing
Registration Rights Agreements is declared effective by the Commission, and (ii) if the Holder or Holders making such request pursuant this Section 3.2 own an aggregate of less than 25% of the Registrable Securities then outstanding, such Holder or Holders shall pay all of the Registration
Expenses incurred in connection therewith and shall make such arrangement to ensure the payment thereof as the Company may reasonable request, including, without limitation, the establishment of an escrow fund in an amount sufficient to pay in full such anticipated
Registration Expenses.  Any request made pursuant to this
Section 3.2 shall be addressed to the attention of the Secretary of the Company, and shall specify the number of Registrable Securities to be registered, the intended methods of disposition thereof and that the request is for a Demand Registration pursuant to this Section 3.2(a).

		(b)	The Company shall be entitled to postpone for up
to sixty (60) days the filing of any Demand Registration statement otherwise required to be prepared and filed pursuant to this Section 3.2, if the Board of Directors of the Company determines, in its good faith reasonable judgment (with the concurrence of the managing underwriter, if any), that such registration and the Transfer of Registrable Securities contemplated thereby would materially interfere with, or require premature disclosure of, any financing, acquisition or reorganization involving the Company or any of its wholly owned subsidiaries and the Company promptly gives the Demanding Holders notice of such determination; provided, however, that the Company shall not have postponed pursuant to this Section 3.2(b) the filing of any other Demand Registration statement otherwise required to be prepared and filed pursuant to this Section
3.2 during the twelve (12) month period ended on the date of the relevant request pursuant to Section 3.2(a).

		(c)	Whenever the Company shall have received a demand
pursuant to Section 3.2(a) to effect the registration of any Registrable Securities, the Company shall promptly give written notice of such proposed registration to all Holders. Any such Holder may, within twenty (20) days after receipt of such notice, request in writing that all of such Holder's Registrable Securities, or any portion thereof designated by such Holder, be included in the registration.

		(d)	Following receipt of a request for a Demand
Registration, the Company shall:

			(i)	File the registration statement with
the Commission as promptly as practicable, and shall use its best efforts to have the registration declared effective under the Securities Act as soon as reasonably practicable, in each instance giving due regard to the need to prepare current financial statements, conduct due diligence and complete other actions that are reasonably necessary to effect a registered public offering.

			(ii)	Use its best efforts to keep the
relevant registration statement Continuously Effective for up to 270 days or until such earlier date as of which all the Registrable Securities under the Demand
Registration statement shall have been disposed of in the manner described in the Registration Statement.
Notwithstanding the foregoing, if for any reason the effectiveness of a registration pursuant to Section 3.2 or Section 3.3 hereof is suspended or, in the case of a Demand Registration, postponed as permitted by Section
3.2(b), the foregoing period shall be extended by the aggregate number of days of such suspension or postponement.

		(e)	The Company shall be obligated to effect no more
than one Demand Registration. For purposes of the preceding sentence, registration shall not be deemed to have been effected (i) unless a registration statement with respect thereto has become effective, (ii) if after such registration statement has become effective, such registration or the related offer, sale or distribution of Registrable Securities thereunder is interfered with by any stop order, injunction or other order or requirement of the Commission or other governmental agency or court for any reason not attributable to the Selling Holders and such interference is not thereafter eliminated, or (iii) if the conditions to closing specified in the underwriting agreement, if any, entered into in connection with such registration are not satisfied or waived, other than by reason of a failure on the part of the Selling Holders. If the Company shall have complied with its obligations under this Note, a right to demand a registration pursuant to this
Section 3.2 shall be deemed to have been satisfied upon the earlier of (x) the date as of which all of the Registrable
Securities included therein shall have been disposed of pursuant to the Registration Statement, and (y) the date as of which such Demand Registration shall have been Continuously Effective for a period of 270 days provided no stop order or similar order, or proceedings for such an order, is thereafter entered or initiated.

		(f)	A registration pursuant to this Section 3.2 shall
be on such appropriate registration form of the Commission as shall (i) be selected by the Company and be reasonably acceptable to the Majority Selling Holders and (ii) permit the disposition of the Registrable Securities in accordance with the intended method or methods of disposition specified in the request pursuant to Section 3.2(a).

		(g)	Whenever the Company shall effect a registration
pursuant to this Section 3.2 in connection with an underwritten offering by one or more Selling Holders of Registrable Securities: (i) if such Selling Holders have requested the inclusion therein of more than one class of Registrable Securities, and the underwriter advises each such Selling Holder in writing that, in its opinion, the inclusion of more than one class of Registrable Securities would adversely affect such offering, the Demanding Holders holding at least a majority of the Registrable Securities proposed to be sold therein by them, shall decide which class of Registrable Securities shall be included therein in such offering and the related registration, and the other class shall be excluded; and (ii) if the underwriter advises each such Selling Holder in writing that, in its opinion, the amount of securities requested to be included in such offering (whether by Selling Holders or others) exceeds the amount which can be sold in such offering within a price range acceptable to the Majority Selling
Holders, securities shall be included in such offering and the related registration, to the extent of the amount which can be sold within such price range: First, the Registrable
Securities requested by Demanding Holders pursuant to this
Section 3.2; and Second, all other securities requested to be included in such registration.

	3.3	Piggyback Registration.

		(a)	If at any time after June 1, 1998 the Company
proposes to register (including for this purpose a registration effected by the Company for Other
Shareholders) securities under the Securities Act in connection with the public offering solely for cash on Form
S-1, S-2 or S-3 (or any replacement or successor forms), the Company shall promptly give each Holder of Registrable
Securities written notice of such registration (a
"Piggyback Registration"). Upon the written request of each Holder given within twenty (20) days following the date of such notice, the Company shall cause to be included in such registration statement and use reasonable efforts to be registered under the Securities Act all the Registrable Securities that each such Holder shall have requested to be registered. The Company shall have the absolute right to withdraw or cease to prepare or file any registration statement for any offering referred to in this
Section 3.3 without any obligation or liability to any Holder.

		(b)	If the underwriter shall advise the Company in
writing (with a copy to each Selling Holder) that, in its opinion, the amount of Registrable Securities requested to be included in such registration would materially adversely affect such offering, or the timing thereof, then the Company will include in such registration, subject to any and all rights of third parties pursuant to agreements existing on the date hereof, to the extent of the amount and class which the Company is so advised can be sold without such material adverse effect in such offering:
First, all securities proposed to be sold by the Company for its own account; and Second, the Registrable Securities requested to be included in such registration by Holders pursuant to this Section 3.3 and all other securities being registered pursuant to the exercise of contractual rights comparable to the rights granted in this Section 3.3, on a pro rata basis in proportion to the relative number of securities of the holders participating in such registration.

		(c)	Each Holder shall be entitled to have its
Registrable Securities included in an unlimited number of Piggyback Registrations pursuant to this Section 3.3.

	3.4	Expenses of Registration.  Except as otherwise
provided in Section 3.2(a) hereof, the Company shall bear all Registration Expenses incurred in connection with any registration, qualification and compliance by the Company pursuant to Section 3.2 or Section 3.3 hereof. All Selling Expenses shall be borne by the holders of the securities so registered pro rata on the basis of the number of their shares so registered.

	3.5	Registration Procedures.  Whenever required under
Section 3.2 or Section 3.3 to effect the registration of any Registrable Securities, the Company shall, as expeditiously as practicable:

		(a)	Prepare and file with the Commission a
registration statement with respect to such Registrable
Securities and use the Company's best efforts to cause such registration statement to become effective.

		(b)	Prepare and file with the Commission such
amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act and rules thereunder with respect to the disposition of all securities covered by such registration statement. If the registration is for an underwritten offering, the Company shall amend the registration statement or supplement the prospectus whenever required by the terms of the underwriting agreement entered into pursuant to Section 3.6(b). In the event that any Registrable Securities included in a registration statement subject to, or required by, this Note remain unsold at the end of the period during which the Company is obligated to use its best efforts to maintain the effectiveness of such registration statement, the Company may file a post-effective amendment to the registration statement for the purpose of removing such Securities from registered status.

		(c)	Furnish to each Selling Holder of Registrable
Securities, without charge, such numbers of copies of the registration statement, any pre-effective or post-effective amendment thereto, the prospectus, including each preliminary prospectus and any amendments or supplements thereto, in each case in conformity with the requirements of the Securities Act and the rules thereunder, and such other related documents as any such Selling Holder may reasonably request in order to facilitate the disposition of Registrable Securities owned by such Selling Holder.

		(d)	Use the Company's best efforts (i) to register
and qualify the securities covered by such registration statement under such other securities or Blue Sky laws of such states or jurisdictions as shall be reasonably requested by the underwriter, and (ii) to obtain the withdrawal of any order suspending the effectiveness of a registration statement, or the lifting of any suspension of the qualification (or exemption from qualification) of the offer and transfer of any of the Registrable Securities in any jurisdiction, at the earliest possible moment;
provided, however, that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions.

		(e)	In the event of any underwritten or agented
offering, enter into and perform the Company's obligations under an underwriting or agency agreement (including indemnification and contribution obligations of underwriters or agents), in usual and customary form, with the managing underwriter or underwriters of or agents for such offering. The Company shall also cooperate with the Majority Selling Holders and the underwriter for such offering in the marketing of the Registrable Securities, including making available the Company's officers, accountants, counsel, premises, books and records for such purpose, but the Company shall not be required to incur any material out-of-pocket expense pursuant to this sentence.

		(f)	Promptly notify each Selling Holder of any stop
order issued or threatened to be issued by the Commission in connection therewith (and take all reasonable actions required to prevent the entry of such stop order or to remove it if entered).

		(g)	Make generally available to the Company's
security holders copies of all periodic reports, proxy statements, and an earnings statement satisfying the provisions of Section 11(a) of the Securities Act no later than ninety (90) days following the end of the twelve (12)- month period beginning with the first month of the Company's first fiscal quarter commencing after the effective date of each registration statement filed pursuant to the terms of this Note.

		(h)	Make available for inspection at reasonable times
and upon reasonable notice by any Selling Holder, any underwriter participating in such offering and the representatives of such Selling Holder and the underwriter
(but not more than one firm of counsel to such Selling
Holders), all financial and other information as shall be reasonably requested by them, and provide the Selling
Holder, any underwriter participating in such offering and the representatives of such Selling Holder and the underwriter the opportunity to discuss the business affairs of the Company with its principal executives and independent public accountants who have certified the audited financial statements included in such registration statement, in each case all as necessary to enable them to exercise their due diligence responsibility under the Securities Act; provided, however, that information that the Company determines, in good faith, to be confidential shall not be disclosed unless such person signs a confidentiality agreement reasonably satisfactory to the Company.

		(i)	Use all reasonable efforts to cause the
Registrable Securities covered by such registration statement (i) if the Common Stock is then listed on a securities exchange or included for quotation in a recognized trading market, to continue to be so listed or included for a reasonable period of time after the offering, and (ii) to be registered with or approved by such other United States or state governmental agencies or authorities as may be necessary by virtue of the business and operations of the Company to enable the Selling Holders of Registrable Securities to consummate the disposition of such Registrable Securities.

		(j)	Take such other actions as are reasonably
required in order to expedite or facilitate the disposition of Registrable Securities included in each such registration.

	3.6	Holders' Obligations.  It shall be a condition
precedent to the obligations of the Company to take any action pursuant to the term of this Note with respect to the Registrable Securities of any Selling Holder of Registrable
Securities that such Selling Holder shall:

		(a)	Furnish to the Company such information regarding
such Selling Holder, the number of the Registrable
Securities owned by it, and the intended method of disposition of such securities as shall be reasonably requested by the Company and as reasonably required to effect the registration, qualification or compliance referred to in this Section 3, and to cooperate with the Company in preparing such registration;

		(b)	Agree to sell their Registrable Securities to the
underwriters at the same price and on substantially the same terms and conditions as the Company or the other persons on whose behalf the registration statement was being filed have agreed to sell their securities, and to execute an underwriting agreement in customary form with the underwriter or underwriters selected by the Company.

	3.7	Rule 144 Reporting.  With a view to making available
the benefits of certain rules and regulations of the Commission which may permit the sale of the Registrable Securities to the public without registration, the Company agrees to:

	(a)	File with the Commission in a timely manner all
reports and other documents required of the Company under the Securities Act and the Securities Exchange Act at any time it is subject to such reporting requirements; and

	(b)	So long as the holder of this Note owns any
Registrable Securities, furnish to such holder promptly upon request a written statement by the Company as to its compliance with the reporting requirements of Rule 144, and of the Securities Act and the Exchange Act, a copy of the most recent annual or quarterly report of the Company, and such other reports and documents so filed as such holder may reasonably request in availing itself of any rule or regulation of the Commission allowing such holder to sell any such securities without registration.

	3.8	Lock-Out Period.  By its acceptance hereof, the holder
of this Note hereby agrees not to effect any public sale or distribution (including a sale pursuant to Rule 144 under the Securities Act) of any Common Stock it may acquire or hold pursuant to any conversion of the indebtedness evidenced by this
Note into Common Stock of the Company during any Lock-Out
Period. The Company hereby agrees to give the holder of this Note written notice of each Lock-Out Period, including the dates thereof.

	3.9	Transfer of Registration Rights.  The rights to cause
the Company to register securities granted by the Company under this Section 3 may be assigned by any Holder to a transferee or assignee of all, or any part, of the Registrable Securities, provided that the Company is given written notice at the time of or within a reasonable time after said transfer, stating the name and address of said transferee or assignee and identifying the securities with respect to which such registration rights are being assigned, and provided further that the transferee or assignee of such rights is not deemed by the Board of Directors of the Company, in its reasonable judgment, to be a competitor of the Company; and provided further that the transferee or assignee of such rights assumes the obligations of the holder of this Note under this Section 3.

	3.10	Indemnification.

		(a)	The Company, with respect to each registration,
qualification and compliance effected pursuant to this
Section 3, will indemnify and hold harmless each Holder, each of its officers, directors, partners, and agents, and each party controlling such Holder, and each underwriter, if any, and each party who controls any underwriter, against all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any prospectus, offering circular or other document (including any related registration statement, notification or the like) incident to any such registration, qualification or compliance, or based on any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or any violation by the Company of the Securities Act or any rule or regulation thereunder applicable to the Company and relating to action or inaction required of the Company in connection with any such registration, qualification or compliance, and will reimburse each such Holder, each of its officers, directors, partners, and agents, and each party controlling such Holder, each such underwriter and each party who controls any such underwriter, for any legal and any other expenses incurred in connection with investigating or defending any such claim, loss, damage, liability or action, provided that the Company will not be liable in any such case to the extent that any such claim, loss, damage, liability or expense arises out of or is based on any untrue statement or omission based upon written information furnished to the Company by such Holder or underwriter, as the case may be, and stated to be specifically for use in any prospectus, offering circular or other document (including any related registration statement, notification or the like) incident to any such registration, qualification or compliance.

		(b)	Each Holder and Other Shareholder will, if
Registrable Securities held by it, him or her are included in the securities as to which such registration, qualification or compliance is being effected, indemnify and hold harmless the Company, each of its directors and officers and each underwriter, if any, of the Company's securities covered by such a registration statement, each party who controls the Company or such underwriter, each other such Holder and Other Shareholder and each of their respective officers, directors, partners, and agents, and each party controlling such Holder or Other Shareholder, against all claims, losses, damages and liabilities (or actions in respect thereof) arising out of or based on any untrue statement (or alleged untrue statement) of a material fact contained in any such registration statement, prospectus, offering circular or other document, or any omission (or alleged omission) to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company and such Holders, Other Shareholders, directors, officers, partners, agents, parties, underwriters or control persons for any legal or any other expenses reasonably incurred in connection with investigating or defending any such claim, loss, damage, liability or action, in each case to the extent, but only to the extent, that such untrue statement (or alleged untrue statement) or omission (or alleged omission) is made in such registration statement, prospectus, offering circular or other document solely in reliance upon and in conformity with written information furnished to the Company by such Holder or Other Shareholder and stated to be specifically for use in any prospectus, offering circular or other document
(including any related registration statement, notification or the like) incident to any such registration, qualification or compliance; provided, however, that the obligations of such Holders and Other Shareholders hereunder shall be limited to an amount equal to the proceeds to each such Holder or Other Shareholder of securities sold as contemplated herein.

		(c)	Each party entitled to indemnification under this
Section 3.10 (the "Indemnified Party") shall give notice to the party required to provide indemnification (the
"Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting therefrom, provided that counsel for the Indemnifying Party, who shall conduct the defense of such claim or any litigation resulting therefrom, shall be approved by the Indemnified Party (whose approval shall not unreasonably be withheld), and the Indemnified Party may participate in such defense at such party's expense (unless the Indemnified Party shall have been advised by counsel that actual or potential differing interests or defenses exist or may exist between the Indemnifying Party and the Indemnified Party, in which case such expense shall be paid by the Indemnifying Party), and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its obligations under this Section 3. No Indemnifying Party, in the defense of any such claim or litigation, shall, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified
Party of a release from all liability in respect to such claim or litigation. Each Indemnified Party shall provide such information as may be reasonably requested by an Indemnifying Party in order to enable such Indemnifying
Party to defend a claim as to which indemnity is sought.

4.	SALE OF NEW SECURITIES BY THE COMPANY

	4.1	Certain Definitions.  As used in this Section 4, the
following terms shall have the following respective meanings:

	"Equity Security" shall mean any capital stock of the Company, whether now authorized or not, and warrants to purchase capital stock, and securities of any type that are, or may become, convertible into capital stock; the number of shares of an Equity Security which is a warrant or convertible security shall be the number of shares of such Equity Security which would result upon the immediate exercise of such warrant or right of conversion of such convertible security, without regard to when such warrant may in fact be exercised or such convertible security may in fact be converted.

	"New Securities" shall mean any Equity Securities hereafter issued solely in connection with a private placement of such Equity Securities for the purpose of raising working capital for the Company; provided that, in no case shall the term New Securities include (i) securities purchased or acquired pursuant to the terms of this Note or the other Notes; (ii) securities offered to the public pursuant to a registration statement filed in accordance with the provisions of the Securities Act; (iii) securities issued in connection with the acquisition of another corporation by the Company by merger, purchase of substantially all assets or other reorganization whereby the Company owns, upon consummation of such acquisition, greater than fifty percent (50%) of the voting power to elect the directors of such corporation; (iv) securities issued in any merger or consolidation of the Company; (v) securities evidencing any borrowings, direct or indirect, from financial institutions or other persons by the Company, whether or not presently authorized, including any type of loan or payment evidenced by any type of debt instrument, provided such securities do not have equity features (such as warrants, options or other rights to purchase capital stock) and are not convertible into capital stock of the Company; (vi) securities issued pursuant to any stock option plan, stock purchase or stock bonus arrangement, or grant, in each case for the benefit of employees, directors, officers, advisors and consultants of the Company and its subsidiaries; (viii) securities issued to financial institutions and leasing companies in connection with borrowing or lease financing arrangements of the Company, whether or not such securities have equity features or not; (ix) securities issued in connection with any joint venture, partnering arrangement, strategic alliance or any other similar arrangement between the Company and any other person and (x) securities issued in connection with the settlement of any claim against, or dispute involving, the Company.

	"Preemptive Share" shall mean, immediately prior to any issue of New Securities, the percentage which expresses the ratio between (i) the number of Equity Securities owned at such time by the Purchaser and (ii) the aggregate number of Equity Securities outstanding at such time.

	"Purchaser" shall mean the initial holder of this Note so long as (i) such initial holder owns or is contractually entitled to acquire from the Company not less than the number of shares such holder owns or is contractually entitled to acquire from the Company immediately after such holder's purchase of this Note, and (ii) such initial holder has not previously declined to participate in any previous issuance of New Securities such holder was entitled to participate in pursuant to the terms of this Note.

	"Sell", as to any Equity Security shall mean to sell, or in any other way directly or indirectly transfer, assign, distribute, encumber or otherwise dispose of such Equity
Security, either voluntarily or involuntarily.

	4.2	Sale of New Securities.  Except as otherwise expressly
provided herein, the Company hereby agrees that it shall not Sell any New Securities except in accordance with the following procedures:

		(a)	The Company shall first deliver to the Purchaser
a written notice of  the Company's intention to sell New
Securities (a "Notice of Intention to Sell"), which shall be irrevocable for a period of ten (10) days after delivery thereof, offering to the Purchaser the right to purchase up to its Preemptive Share of such New Securities at the purchase price and on the terms specified therein. The
Purchaser shall have the right and option, for a period of ten (10) days after delivery to such Purchaser of such Notice of Intention To Sell, to purchase all or any part of the New Securities so offered at the purchase price and on the terms stated therein. Such acceptance shall be made by delivering a written notice of acceptance (a "Notice of Acceptance") to the Company within the aforesaid ten (10) day period.

		(b)	The closing of any sales of New Securities under
the terms of Section 4.2(a) shall be made at the offices of the Company on a mutually satisfactory business day within fourteen (14) days after the expiration of the aforesaid periods. Delivery of certificates or other instruments evidencing such New Securities duly endorsed for transfer to the Purchaser shall be made on such date against payment of the purchase price therefor.

		(c)	If effective acceptance shall not be received
pursuant to Section 4.2(a) above with respect to all New
Securities offered for sale pursuant to a Notice of Intention To Sell, then the Company may sell all or any part of the remaining New Securities so offered for sale at a price not less than the price, and on terms not substantially more favorable to the purchaser thereof than the terms stated in the original Notice of Intention To
Sell, at any time within one hundred eighty (l80) days after the expiration of the offer required by Section
4.2(a) above. In the event the remaining New Securities are not sold by the Company during such one hundred eighty
(l80) day period, the right of the Company to sell such remaining New Securities shall expire and the obligations of this Section 4 shall be reinstated; provided, however, that in the event the Company determines, at any time during such one hundred eighty (l80) day period, that the sale of all or any part of the remaining New Securities on the terms set forth in the Notice of Intention To Sell is impractical, the Company can terminate the offer and reinstate the procedure provided in this Section 4 without waiting for the expiration of such one hundred eighty (l80) day period.

5.	EVENTS OF DEFAULT

	If any of the following events ("Events of Default") shall occur and be continuing:

		(a)	the Company shall default in the payment within
five (5) business days after the due date of any principal of or interest under this Note or any fee or other amount payable by the Company under this Note;

		(b)	there shall be any material breach of the
Company's representations and warranties set forth in the Note, the Subscription Agreement to which the Holder is a party or the other documents contemplated thereby and such breach shall continue for a period of five (5) business days following written notice thereof by the Holder;

		(c)	the Company shall default in the performance of
any of its covenants or agreements in the Note, the Subscription Agreement to which the Holder is a party or the other documents contemplated thereby and such default shall continue for a period of thirty (30) days following written notice thereof by the Holder;

		(d)	the Company shall admit in writing its inability
to, or be generally unable to, pay its debts as such debts generally become due;

		(e)	failure by the Company or any of its subsidiaries
(i) to make payment when due with respect to any other indebtedness under one or more classes or issues of indebtedness which one or more classes or issues of indebtedness are in an aggregate principal amount of $1,000,000 or more; or (ii) to perform any term, covenant, condition, or provision of one or more classes or issues of indebtedness which one or more classes or issues of indebtedness are in an aggregate principal amount of $1,000,000 or more, which failure in the case of this clause (e) results in an acceleration of the maturity thereof;

		(f)	one or more orders, decrees or judgments for the
payment of money shall be rendered against the Company, or any of its subsidiaries, and the Company, or such subsidiary, shall not discharge the same or provide for its discharge in accordance with its terms, or procure a stay of execution thereof within sixty (60) days from the date of entry thereof and within said period of sixty (60) days, or such longer period during which execution of such judgment shall have been stayed, appeal therefrom and cause the execution thereof to be stayed during such appeal and such judgment together with all other such judgments shall exceed in the aggregate $1,000,000;

(g) [Intentionally Omitted]



		(h)	the Company shall (i) apply for or consent in
writing to the appointment of, or, to the extent applicable, the taking of possession by, a receiver, custodian, trustee or liquidator of it or of all or a substantial part of its assets, (ii) make an assignment for the benefit of its creditors, (iii) commence a voluntary case under the federal Bankruptcy Code (as now or hereafter in effect), (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or readjustment of debts, (v) fail to controvert, or acquiesce to, any petition filed against it in an involuntary case under the federal Bankruptcy Code which is not dismissed, bonded or discharged within thirty (30) days, or (vi) take any action for the purpose of effecting any of the foregoing; or

		(i)	a proceeding or case shall be commenced, without
the application or consent of the Company in any court of competent jurisdiction, seeking (i) the liquidation, reorganization, dissolution or winding-up of its assets, or the composition or readjustment of its debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of such entity of all or any substantial part of its assets, or (iii) similar relief in respect of its creditors, under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of thirty
(30) days; or an order for relief against it or any of its assets shall be entered in an involuntary case under the federal Bankruptcy Code.

	THEREUPON: (i) in the case of an Event of Default (other than an Event of Default referred to in clause (h) or (i) above) the Holder may, by notice to the Company, declare the principal amount then outstanding of, and the accrued interest on, this Note and all other amounts payable by the Company under this Note to be forthwith due and payable, whereupon such amount shall be immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which we are hereby expressly waived by the Company; (ii) in the case of the occurrence of an Event of Default referred to in clause
(h) or (i) above, the principal amount then outstanding of, and the accrued interest if any, on, this Note shall become automatically immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which hereby expressly waived by the Company, and in any case the Holder may take such action as is permitted to enforce its rights hereunder, (iii) the Company shall pay all the expenses of the Holder incurred for the collection of this Note, including reasonable attorneys' fees and legal expenses and (iv) the Holder may exercise from time to time any rights and remedies available to it by law, including those available under any agreement or other instrument relating to the amounts owned under this Note.

6.	MISCELLANEOUS

	6.1	Notices.  Any notice or other document required or
permitted to be given or delivered to the holder of this Note shall be delivered at, or sent by first-class, certified or registered mail, postage prepaid, or nationally recognized overnight courier, or sent via facsimile, to such holder at ________________________________, facsimile number:
_____________, or to such other address as shall have been furnished to the Company in writing by such holder. Any notice or other document required or permitted to be given or delivered to the Company shall be delivered at, or sent by first-class, certified or registered mail, postage prepaid, or nationally recognized overnight courier, or sent via facsimile, to the Company at 100 Great Meadow Road, Suite 104, Wethersfield, CT 06109, Attention: Legal Department, facsimile number: (860) 258-2455, or to such other address as shall have been furnished in writing to the holder hereof by the Company. Any notice so addressed and mailed by registered or certified mail shall be deemed to be given when so mailed and deemed received (i) if sent by certified or registered mail, three (3) days after being so mailed, or (ii) if sent by nationally recognized overnight courier for next day delivery, one (1) day after being so sent. Any notice so addressed and otherwise delivered shall be deemed to be given when actually received by the addressee.

	6.2	Governing Law.  This Note is being delivered in the
State of Connecticut and shall be construed in accordance with the laws thereof.

	6.3	Headings.  Article, section and subsection headings in
this Note are included herein for convenience of reference only and shall not constitute a part of this Note for any other purpose.

	6.4	Binding Effect; Assignment or Transfer.  The
obligations of the Company and the Holder set forth herein shall be binding upon each of their respective successors and assigns, whether or not such successors or assigns are permitted by the terms hereof or of the Subscription Agreement.

	6.5	Delays or Omissions.  No delay or omission to exercise
any right, power or remedy accruing to the holder of this Note, upon any breach or default of the Company under this Note or the Subscription Agreement to which the Holder is a party, shall impair any such right, power or remedy of such holder nor shall it be construed to be a waiver of any such breach or default, or an acquiescence therein, or of or in any similar breach or default thereafter occurring; nor shall any waiver of any single breach or default be deemed a waiver of any other breach or default theretofore or thereafter occurring. Any waiver, permit, consent or approval of any kind or character on the part of any holder of any breach or default under this Note or the Subscription Agreement to which the Holder is a party, or any waiver on the part of any holder of any provisions or conditions of this Note or the Subscription Agreement to which the Holder is a party must be made in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Note or by law or otherwise afforded to any holder, shall be cumulative and not alternative.

	6.6	Acceptance by Holder; Effectiveness of Note.  By the
Holder's signature set forth below, the Holder does expressly agree to be bound by the terms and provisions of this Note regarding the Holder's obligations and agreements herein contained, including, without limitation, the terms and provisions set forth in Sections 3.6, 3.8 and 3.10 hereof. This Note shall not be effective until executed and delivered by the Company and accepted by the Holder, which acceptance by the Holder shall be evidenced by the Holder countersigning this Note where and as indicated below.

	IN WITNESS WHEREOF, Shared Technologies Cellular, Inc. has caused this Note to be executed and delivered for and on its behalf by its duly authorized officer as of the day and year first above written.

SHARED TECHNOLOGIES CELLULAR, INC.



By:____________________________

Its:



Agreed and accepted this
___ day of May, 1998.



[Holder]


By: ______________________

	Its: