Form 10-Q
period 1998-06-30
SHARED TECHNOLOGIES CELLULAR INC
filed 1998-08-13
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                Yes / X /     No  /   /

The number of shares outstanding of the registrant's common stock as of August 10, 1998 was 7,406,002

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
                                      INDEX

PART 1  FINANCIAL INFORMATION                                                  PAGE
                                                                               ----
   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets as of June 30, 1998 and
            December 31, 1997                                                    3-4

            Consolidated Statements of Operations for the Six Months Ended
            June 30, 1998 and 1997                                               5

            Consolidated Statements of Operations for the Three Months Ended
            June 30, 1998 and 1997                                               6

            Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 1998 and 1997                                               7-8

            Notes to Consolidated Financial Statements                           9-10


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            11-14

PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings.                                                   15

   Item 2.  Changes in Securities and Use of Proceeds.                           15

   Item 4.  Submission of Matters to Vote of Security Holders.                   16

   Item 6.  Exhibits and Reports on Form 8-K.                                    17

SIGNATURE                                                                        18

ITEM 1.  FINANCIAL STATEMENTS

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                                         June 30, 1998    December 31, 1997
                                                         -------------    -----------------
ASSETS

CURRENT ASSETS:

  Cash                                                    $ 2,473,000       $   294,000
Accounts receivable, less allowance for doubtful
accounts of $830,000 and $991,000 in 1998 and 1997          3,482,000         1,637,000
Carrier commissions receivable, less unearned                 795,000           163,000
income
Inventories                                                   107,000           131,000
Current portion of note receivable                                              107,000
Prepaid expenses and other current assets                   2,587,000           127,000
                                                          -----------       -----------

              Total current assets                          9,444,000         2,459,000
                                                          -----------       -----------


  TELECOMMUNICATIONS AND OFFICE EQUIPMENT,
     less accumulated depreciation                            986,000           985,000
                                                          -----------       -----------

OTHER ASSETS:
   Intangible assets, less accumulated amortization         7,228,000         7,551,000
   Deposits                                                   512,000           326,000
   Note receivable, less current portion                                         62,000
   Assets held for disposition                                153,000           153,000
                                                          -----------       -----------

              Total other assets                            7,893,000         8,092,000
                                                          -----------       -----------

                 TOTAL ASSETS                             $18,323,000       $11,536,000
                                                          ===========       ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                                                   June 30, 1998      December 31, 1997
                                                                   -------------      -----------------
LIABILITIES AND STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:

  Current portion of notes payable                                  $    524,000        $    530,000
  Accounts payable and other current liabilities                       8,966,000           7,666,000
  Commissions payable                                                    167,000             166,000
  Due to former parent                                                 1,693,000           1,052,000
                                                                    ------------        ------------

              Total current liabilities                               11,350,000           9,414,000
                                                                    ------------        ------------

Notes payable, less current portion                                    7,094,000             957,000
                                                                    ------------        ------------

STOCKHOLDERS' EQUITY:

   Preferred Stock,$.01 par value, authorized 5,000,000
     shares, no shares issued and outstanding                                 --                  --
  Common Stock, $.01 par value, authorized 20,000,000 shares, issued and outstanding 7,394,000 shares in 1998
      and 7,216,000 in 1997                                               74,000              72,000
  Capital in excess of par value                                      17,529,000          17,801,000
  Accumulated deficit                                                (17,724,000)        (16,708,000)
                                                                    ------------        ------------

              Total stockholders' equity                                (121,000)          1,165,000
                                                                    ------------        ------------


                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 18,323,000        $ 11,536,000
                                                                    ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Six Months Ended June 30,

                                                               1998                1997
                                                               ----                ----
REVENUES                                                   $ 12,107,000        $ 12,867,000

COST OF REVENUES                                              7,151,000           7,258,000
                                                           ------------        ------------

GROSS MARGIN                                                  4,956,000           5,609,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  5,785,000           5,838,000
                                                           ------------        ------------
LOSS FROM OPERATIONS                                           (829,000)           (229,000)

INTEREST EXPENSE, NET                                          (184,000)           (141,000)
                                                           ------------        ------------

LOSS BEFORE INCOME TAXES                                     (1,013,000)           (370,000)

INCOME TAXES                                                     (3,000)                  0
                                                           ------------        ------------
NET LOSS                                                   ($ 1,016,000)         ($370,000)
                                                           ============        ============

BASIC AND DILUTED LOSS PER COMMON SHARE                          ($0.14)             ($0.07)
                                                           ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          7,294,000           5,061,000
                                                           ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended June 30,

                                                              1998               1997
                                                              ----               ----
REVENUES                                                   $ 7,180,000        $ 6,765,000
COST OF REVENUES                                             4,279,000          3,796,000
                                                           -----------        -----------

GROSS MARGIN                                                 2,901,000          2,969,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                   2,945,000          2,970,000
                                                           -----------        -----------

LOSS FROM OPERATIONS                                           (44,000)            (1,000)

INTEREST EXPENSE, NET                                         (139,000)           (68,000)
                                                           -----------        -----------

LOSS BEFORE INCOME TAXES                                      (183,000)           (69,000)

INCOME TAXES                                                         0                  0
                                                           -----------        -----------
NET LOSS                                                     ($183,000)          ($69,000)
                                                           ===========        ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                         ($0.02)            ($0.01)
                                                           ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         7,359,000          5,120,000
                                                           ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30,

                                                                    1998               1997
                                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      ($1,016,000)         ($370,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities;
        Depreciation and amortization                               592,000            642,000
        Common stock issued for compensation
        and services                                                 54,000             29,000
        Accretion of interest on notes payable                                          52,000
        Note receivable                                                                 (5,000)
        Change in assets and liabilities:
           Accounts receivable                                   (1,845,000)          (425,000)
           Carrier commissions receivable                          (632,000)          (206,000)
           Inventories                                               24,000              5,000
           Prepaid expenses and other current assets             (2,460,000)           (33,000)
           Accounts payable and other current liabilities         1,869,000           (618,000)
           Commissions payable                                        1,000            207,000
                                                                -----------        -----------
  NET CASH USED IN OPERATING ACTIVITIES                          (3,413,000)          (722,000)
                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Other assets                                                    (172,000)          (119,000)
   Purchases of equipment                                          (284,000)          (109,000)
                                                                -----------        -----------
  NET CASH USED IN INVESTING ACTIVITIES                            (456,000)          (228,000)
                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                        6,400,000
   Payments on notes payable                                       (467,000)          (471,000)
   Advances from  former parent                                      72,000            953,000
   Issuance of common stock                                          43,000            739,000
                                                                -----------        -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                       6,048,000          1,221,000
                                                                -----------        -----------

NET INCREASE IN CASH                                              2,179,000            271,000

CASH, BEGINNING OF PERIOD                                           294,000            144,000
                                                                -----------        -----------
CASH, END OF PERIOD                                             $ 2,473,000        $   415,000
                                                                ===========        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
(continued)
For the Six Months Ended June 30,

                                                           1998           1997
                                                         --------       --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                                            $118,000       $228,000
                                                         ========       ========

     Income taxes                                        $  3,000       $      0
                                                         ========       ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Cancellation of common stock  to settle
outstanding receivables (See Note 3)                     $367,000       $      0
                                                         ========       ========

Cashless exercise of 500,000 Common Stock warrants
into 250,519 shares of the Company's Common Stock        $  3,000       $      0
                                                         ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 1998 (Unaudited)

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

2. LOSS PER COMMON SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No. 128. Diluted loss per common share is the same as basic loss per common share for the three and six month periods ended June 30, 1998 and 1997. Unexercised options to purchase 707,000 and 365,000 shares of the Company's common stock as of June 30, 1998 and 1997, respectively, and common stock warrants to purchase 3,453,000 and 3,127,000 shares of the Company's common stock as of June 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive as a result of the Company's losses.

3. LITIGATION. In April 1998, the Company and Summit Assurance Cellular, Inc., and certain of its affiliates (the "Summit Entities") and Craig Marlar, who is an officer and director of the Summit Entities and was a director of the Company until his resignation in April 1998, entered into a settlement of litigation arising out of the acquisition of certain assets of the Summit Entities in April 1996, whereby the Company received from the Summit Entities 100,000 shares of the Company's Common Stock. The stock received was in exchange for the payment by the Company of $150,000 to a vendor on behalf of the Summit Entities, a one-year extension of the expiration date of the warrants issued in connection with the acquisition, the issuance to the Summit Entities of a warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $5.00 per share, and forgiveness of all amounts due, including accrued interest, on a note receivable in the principal amount of $180,000. The effect of this transaction on the Company's results of operations was immaterial.

4. LIQUIDITY. The Company has incurred losses during the three most recent fiscal years, as well as the six month period ended June 30, 1998 and has a working capital deficit of $1,906,000 at June 30, 1998. In April and May 1998, the Company secured $6,400,000 of debt financing (See Item 2, "Changes in Securities and Use of Proceeds").
Long-term liquidity is dependent on the
Company's ability to obtain long-term financing and attain profitable operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

Revenues for 1998 were $12,107,000, compared to $12,867,000 for 1997, a decrease of 760,000 (6%). The net loss for 1998 was $1,016,000, compared to a net loss of $370,000 for 1997. The net loss per common share was $0.14 for 1998, compared to $0.07 for 1997.

Revenues

The Company's cellular telephone rental operations had revenues of $6,781,000 for the six months ended June 30, 1998, compared to $7,705,000 for the same period in 1997. The decrease in revenues of $924,000 (12%) was partially attributable to the closure of various locations during 1997 that did not meet established profit criteria. In addition, all of the Company's car rental partners went through an ownership or management change in 1997 that may have negatively impacted their ability to focus on the Company's cellular rental program. The Company believes that, in the long term, the location closings and the ownership and management changes at the car rental companies should have a positive impact on both the Company's cellular rental revenues and gross margin.

The Company's debit operations had revenues of $4,530,000 for 1998, compared to $3,679,000 for 1997. The increase in revenues of $851,000 (23%) was due to the new end user program being marketed under the CellEase brand name. The Company has experienced significant revenue growth from CellEase beginning in April 1998. The overall increase in the debit operations includes a significant drop in revenues from a major distributor, due to a rate adjustment given in order to keep the program with the distributor competitive with the CellEase program. In addition, the distributor in the third quarter 1998 will begin to transition its prepaid cellular service customers to the Company's CellEase end user program.

The Company's activation operations had revenues of $796,000 for 1998, compared to $1,483,000 for 1997. The decrease of $687,000 (46%) was attributable to the discontinuance of operations at military bases in late 1997. In addition, the Company closed the Texas activation location in November 1997.

Gross Margin

Gross margin was 41% of revenues for 1998, compared to 44% of revenues for 1997. The gross margin for the portable cellular rental operations improved slightly due the closure of various unprofitable locations, as discussed above. The gross margin for the debit operations decreased as a result of a rate adjustment given to a major distributor and due to the end user CellEase program having a lower margin than the distributor program. The gross margin for the activation operations improved significantly due to a change in the product mix to more retail activations, which generally have higher commission amounts than activations performed at the military bases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A") were $5,785,000 for 1998, compared to $5,838,000 for 1997, a decrease of $53,000. As a percentage of revenues, S,G&A increased to 48% for 1998, compared to 45% for 1997. Due to the fixed nature of many of these expenses, a decrease in revenues resulted in an inverse effect on S,G&A, as a percentage of revenues. Therefore, the small increase in expenses, as a percentage of revenues, was in line with the overall 6% decrease in revenues. If the anticipated increase in revenues over the remainder of 1998 occurs, S,G&A, as a percentage of revenues, would improve accordingly.

Interest Expense

Interest expense was $184,000 for 1998, compared to $141,000 for 1997. Interest expense was mainly due to debt relating to acquisitions made in prior years, the conversion of certain debt owed to the Company's former parent, Shared Technologies Fairchild Inc., into an interest bearing note payable, and new debt financing discussed in Part II ("Other Information"), Item 2 ("Changes in Securities and Use of Proceeds").

Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997

Revenues for the second quarter of 1998 were $7,180,000, compared to $6,765,000 for the second quarter of 1997, an increase of $415,000 (6%). The net loss for 1988 was $183,000, compared to a net loss of $69,000 for 1997.

Revenues

In the second quarter of 1998, the Company's cellular telephone rental operations had revenues of $3,567,000 for 1998, compared to $4,028,000 for the second quarter of 1997. The decrease of $461,000 (11%) was attributable to the closure of various locations during 1997, as previously discussed.

In the second quarter, the Company's debit operations had revenues of $3,257,000 for 1998, compared to $2,021,000 for 1997. The increase of $1,236,000 (61%) was due to the introduction of the CellEase end user program in April 1998, partially offset by a rate adjustment given to a major distributor, as previously discussed.

In the second quarter, the Company's activation operations had revenues of $356,000 for 1998, compared to $716,000 for 1997. The decrease of $360,000 (50%)
was due to the closure of various retail operations at military bases in late 1997.

Gross Margin

The overall gross margin was 40% of revenues for 1998, compared to 44% of revenues for 1997. The gross margin for the portable cellular rental operations improved slightly due to the closure of various unprofitable locations. The gross margin for the debit operations decreased significantly due to a rate adjustment given to a major distributor and a lower margin from the CellEase end user program. The gross margin for the activation operations improved significantly due to the elimination of activations with very low margins at military bases in late 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A") decreased $25,000, from $2,970,000 in 1997 to $2,945,000 in 1998. As a percentage of revenues, S,G&A expenses decreased from 44% in 1997 to 41% in 1998. This decrease in expenses, as a percentage of revenues, was attributable to the 6% increase in revenues.

Interest Expense

Interest expense was $139,000 in 1998 compared to $68,000 in 1997. Interest expense was mainly due to debt relating to acquisitions made in prior years, the conversion of certain debt owed to the Company's former parent into an interest bearing note payable, and new debt financing discussed in Item 2 of Part II.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $1,906,000 at June 30, 1998, compared to a deficit of $6,955,000 at December 31, 1997. Stockholders' equity at June 30, 1998 was ($121,000), compared to $1,165,000 at December 31, 1997.

Net cash used in operations for the six month period ended June 30, 1998 was $3,413,000. This was mainly due to an operating loss for the period as well as approximately $1,200,000 paid as a line activation commission on debit phones shipped to retailers and end users. For the six month period ended June 30, 1997, net cash used in operations was $722,000. This was primarily due to the increase in the accounts receivable balance as a result of a significant increase in debit billings and the timing of the receipt of those billings from the Company's retail distributor.

Net cash used in investing activities for the six month period ended June 30, 1998 was $456,000. This was mainly attributable to the purchase of computer equipment to handle the CellEase program and deposit requirements by carriers for additional lines. For the six month period ended June 30, 1997, net cash used in investing activities was $228,000. This was primarily due to the purchase of computers and related accessories as well as deposit requirements by carriers for additional lines.

During the six month period ended June 30, 1998, the Company received $6,400,000 of debt financing, which is described in Item 2 of Part II. The Company continued to make required payments on its existing debt. For the six month period ended June 30, 1997, the Company raised cash of $739,000, net of expenses, through the sale of 250,000 Units. Each Unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of such common stock. The Company also borrowed $953,000 from its former parent.

Management believes that ongoing operations, together with the completed debt financing, will provide the Company with sufficient funds to finance operations and planned expansion for at least the next 12 months, and long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations.

YEAR 2000

The Company believes that its computer systems are properly adapted to avoid a Year 2000 problem, and therefore does not anticipate any materially adverse effect to the operations of the Company with respect to such issue. Many of the systems used by the Company were developed internally within the last few years and are Year 2000 compliant. The Company is currently working with outside vendors to obtain assurances that they are Year 2000 compliant, however, there can be no assurance that all of the Company's vendors, including carriers, will achieve compliance on a timely basis. In the event of any such noncompliance by vendors, an adverse effect to the Company's operations could result.


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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company would be likely to have a materially adverse effect on the Company's financial condition, results of operations, or cash flows. See note 3 of "Notes to Consolidated Financial Statements" with respect to the settlement of certain litigation.

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

In May 1998, the Company issued to nine investors through a nonpublic offering, 5% convertible notes in the aggregate principal amount of $2,400,000 (the "Notes"). The Company relied on the exemption provided by Regulation D promulgated under the Act. Purchasers of the Notes included an affiliate of ICP, International Capital Partners Profit Sharing Trust, which purchased a Note in the amount of $200,000. The Notes have a term of seven years and are convertible at any time at the option of the noteholder into shares of the Company's Common Stock at a rate of $5.00 per share, subject to certain antidilution adjustments. The Company has the right to force conversion of the Notes after three years, in the event that the Company's Common Stock trades at or above $10 per share for at least five consecutive trading days.

The Company intends to use the above-mentioned proceeds for working capital.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on May 22, 1998. Four matters of business were held to a vote for the following purposes: (1) the election of six directors of the Company for the ensuing annual term ("Proposal 1"); (2) the ratification of an amendment to the 1994 Stock Option Plan to increase the number of shares of the Company's Common Stock available for awards from 525,000 to 825,000 ("Proposal 2"); (3) the ratification of amendments to the 1994 Director Option Plan to increase the number of shares of the Company's Common Stock available for awards from 33,333 to 100,000, to increase the number of shares issuable annually to non-employee directors from 2,000 to 4,000, and to provide that the options vest pro rata at the rate of 1/12 per full month of service ("Proposal 3"); and (4) ratification of the appointment of the Company's auditors, Rothstein, Kass & Company P.C. ("Proposal 4"). A total of 4,964,450 votes were cast, out of a total of 7,138,601 potential votes.

Proposal 1

Director                      FOR                 WITHHELD
--------                      ---                 --------
Anthony D. Autorino           4,961,650           2,800
Thomas H. Decker              4,961,650           2,800
William A. DiBella            4,961,650           2,800
Vincent DiVincenzo            4,961,650           2,800
Ajit G. Hutheesing            4,961,650           2,800
Nicholas E. Sinacori          4,961,650           2,800



Proposal 2

                        FOR         AGAINST     ABSTAIN
                        ---         -------     -------
                        4,084,430   68,883      811,137

Proposal 3
                        FOR         AGAINST     ABSTAIN
                        4,084,420   68,883      811,247

Proposal 4
                        FOR         AGAINST     ABSTAIN
                        4,961,640    2,000          810

ITEM 5. OTHER INFORMATION.

On July 14, 1998, in accordance with the Company's bylaws, Bruce Carswell was elected to the Company's Board of Directors by a vote of the current directors. Mr. Carswell is Senior Vice President of Human Resources and Administration of GTE Corporation, and serves on the Board of Directors of GTE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)         EXHIBITS

3. (ii) Amended and Restated By-Laws of Shared Technologies Cellular, Inc. as of April 16, 1998. (a)

4.1 Form of Credit Agreement, dated as of April 15, 1998, between Shared Technologies Cellular, Inc. as Borrower and Salomon Brothers Holding Company Inc. as Lender. (a)

4.2 Security Agreement, dated as of April 15, 1998 among Shared Technologies Cellular, Inc., as Grantor, Anthony D. Autorino and Salomon Brothers Holding Company Inc. as Lenders and Salomon Brothers Holding Company Inc. as Collateral Agent. (a)

4.3 Pledge Agreement, dated as of April 15, 1998, by and between Shared Technologies Cellular, Inc., as Pledgor, Anthony D. Autorino and Salomon Brothers Holding Company Inc. as Lenders and Salomon Brothers Holding Company Inc. as Collateral Agent. (a)

4.4 Form of Registration Rights Agreement dated as of April 15, 1998, between Shared Technologies Cellular, Inc., and Salomon Brothers Holding Company Inc. (a)

4.5 Form of Warrant Purchase Agreement, dated as of April 15, 1998, between Shared Technologies Cellular, Inc., and Salomon Brothers Holding Company Inc. (a)

4.6 Form of Shared Technologies Cellular, Inc., Common Stock Purchase Warrant, dated April 15, 1998, in favor of Salomon Brothers Holding Company Inc. or its registered assigns. (a)

4.7 Form of Subscription Agreement dated May 1998 between Shared Technologies Cellular, Inc., and the Purchasers (as defined therein), including form of Convertible Note. (a)

27.         Financial Data Schedule (filed only electronically with the SEC)

            (a)- Incorporated by reference from the Company's Form 10-Q for the quarterly period ended March 31, 1998 dated and filed on May 15, 1998.

(b)         REPORTS ON FORM 8-K
            None

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.




                                    SHARED TECHNOLOGIES CELLULAR, INC.



Date: August 13, 1998               By:   /s/ Vincent DiVincenzo
                                          -------------------------------------
                                              Vincent DiVincenzo
                                              Chief Financial Officer
                                              (Chief Accounting Officer and
                                              Duly Authorized Officer)