Form 10-Q
period 1998-09-30
SHARED TECHNOLOGIES CELLULAR INC
filed 1998-11-16
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________

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

                                                    Yes __X___     No   ___

The number of shares outstanding of the registrant's common stock as of November 12, 1998 was 7,525,352

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
                                      INDEX

PART 1  FINANCIAL INFORMATION                                                                    PAGE
     Item 1.      Financial Statements (Unaudited).

                  Consolidated Balance Sheets as of September 30, 1998 and
                  December 31, 1997                                                              3-4

                  Consolidated Statements of Operations for the Nine Months Ended
                  September 30, 1998 and 1997                                                    5

                  Consolidated Statements of Operations for the Three Months Ended
                  September 30, 1998 and 1997                                                    6

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1998 and 1997                                                    7-8

                  Notes to Consolidated Financial Statements                                     9-10


     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                     11-15

PART II  OTHER INFORMATION

     Item 1.      Legal Proceedings.                                                             16

     Item 6.      Exhibits and Reports on Form 8-K.                                              16

SIGNATURE                                                                                        17

ITEM 1.  FINANCIAL STATEMENTS

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)


                                                                 September 30, 1998    December 31, 1997
                                                                 ------------------    -----------------
ASSETS

CURRENT ASSETS:

  Cash                                                               $   868,000          $   294,000
  Accounts receivable, less allowance for doubtful accounts
      of $895,000 and $991,000 in 1998 and 1997                        5,095,000            1,637,000
  Carrier commissions receivable, less unearned income                 1,598,000              163,000
  Inventories                                                            120,000              131,000
  Current portion of note receivable                                                          107,000
  Prepaid expenses and other current assets                            2,630,000              127,000
                                                                     -----------          -----------

              Total current assets                                    10,311,000            2,459,000
                                                                     -----------          -----------


  TELECOMMUNICATIONS AND OFFICE EQUIPMENT,
     less accumulated depreciation                                     1,066,000              985,000
                                                                     -----------          -----------

OTHER ASSETS:
   Intangible assets, less accumulated amortization                    7,066,000            7,551,000
   Deposits                                                              649,000              326,000
   Note receivable, less current portion                                                       62,000
   Assets held for disposition                                           153,000              153,000
                                                                     -----------          -----------

              Total other assets                                       7,868,000            8,092,000
                                                                     -----------          -----------

                                                                     $19,245,000          $11,536,000
                                                                     ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                                                   September 30, 1998     December 31, 1997
                                                                   ------------------     -----------------
LIABILITIES AND STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:

  Current portion of notes payable                                     $  4,506,000           $    530,000
  Accounts payable and other current liabilities                         11,082,000              7,666,000
  Commissions payable                                                       199,000                166,000
  Due to former parent                                                    1,411,000              1,052,000
                                                                       ------------           ------------

              Total current liabilities                                  17,198,000              9,414,000
                                                                       ------------           ------------

Notes payable, less current portion                                       3,094,000                957,000
                                                                       ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT):

   Preferred Stock, $.01 par value, authorized 5,000,000
     shares, no shares issued and outstanding                                    --                     --
  Common Stock, $.01 par value, authorized 20,000,000 shares, issued and outstanding 7,420,000 shares in 1998
      and 7,216,000 in 1997                                                  74,000                 72,000
  Capital in excess of par value                                         17,624,000             17,801,000
  Accumulated deficit                                                   (18,745,000)           (16,708,000)
                                                                       ------------           ------------

              Total stockholders' equity (deficit)                       (1,047,000)             1,165,000
                                                                       ------------           ------------


                                                                       $ 19,245,000           $ 11,536,000
                                                                       ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Nine Months Ended September 30,


                                                                  1998                   1997
                                                                  ----                   ----
REVENUES                                                      $ 20,746,000           $ 19,089,000

COST OF REVENUES                                                12,286,000             10,659,000
                                                              ------------           ------------

GROSS MARGIN                                                     8,460,000              8,430,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    10,096,000              8,902,000
                                                              ------------           ------------
LOSS FROM OPERATIONS                                            (1,636,000)              (472,000)

INTEREST EXPENSE, NET                                             (398,000)              (197,000)
                                                              ------------           ------------

LOSS BEFORE INCOME TAXES                                        (2,034,000)              (669,000)

INCOME TAXES                                                        (3,000)                (1,000)
                                                              ------------           ------------
NET LOSS                                                       $(2,037,000)             $(670,000)
                                                              ============           ============

BASIC AND DILUTED LOSS PER COMMON SHARE                             $(0.28)                $(0.12)
                                                              ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             7,331,503              5,458,224
                                                              ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30,

                                                                 1998                   1997
                                                                 ----                   ----
REVENUES                                                      $ 8,639,000           $ 6,222,000
COST OF REVENUES                                                5,135,000             3,401,000
                                                              -----------           -----------

GROSS MARGIN                                                    3,504,000             2,821,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                      4,311,000             3,064,000
                                                              -----------           -----------

LOSS FROM OPERATIONS                                             (807,000)             (243,000)

INTEREST EXPENSE, NET                                            (214,000)              (56,000)
                                                              -----------           -----------

LOSS BEFORE INCOME TAXES                                       (1,021,000)             (299,000)

INCOME TAXES                                                            0                (1,000)
                                                              -----------           -----------
NET LOSS                                                      $(1,021,000)            $(300,000)
                                                              ===========           ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                            $(0.14)               $(0.05)
                                                              ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            7,405,570             6,238,883
                                                              ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30,



                                                                       1998                  1997
                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(2,037,000)            $(670,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities;
        Depreciation and amortization                                  889,000               935,000
        Common stock issued for compensation
        and services                                                    85,000                46,000
        Accretion of interest on notes payable                                                18,000
        Interest receivable                                                                   (8,000)
        Change in assets and liabilities:
           Accounts receivable                                      (3,458,000)             (227,000)
           Carrier commissions receivable                           (1,435,000)             (216,000)
           Inventories                                                  11,000               (29,000)
           Prepaid expenses and other current assets                (2,503,000)              (90,000)
           Accounts payable and other current liabilities            3,985,000            (1,144,000)
           Commissions payable                                          33,000               262,000
                                                                   -----------           -----------
  NET CASH USED IN OPERATING ACTIVITIES                             (4,430,000)           (1,123,000)
                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Other assets                                                       (301,000)              (55,000)
   Purchases of equipment                                             (507,000)             (188,000)
                                                                   -----------           -----------
  NET CASH USED IN INVESTING ACTIVITIES                               (808,000)             (243,000)
                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                           6,400,000
   Payments on notes payable                                          (485,000)             (839,000)
   Advances from (payment to)  former parent                          (210,000)              949,000
   Issuance of common stock                                            107,000             1,953,000
                                                                   -----------           -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                          5,812,000             2,063,000
                                                                   -----------           -----------

NET INCREASE IN CASH                                                   574,000               697,000

CASH, BEGINNING OF PERIOD                                              294,000               144,000
                                                                   -----------           -----------
CASH, END OF PERIOD                                                $   868,000           $   841,000
                                                                   ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Nine Months Ended September 30,


                                                              1998             1997
                                                              ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                                               $346,000          $317,000
                                                            ========          ========

     Income taxes                                           $  3,000          $  1,000
                                                            ========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Cancellation of common stock  to settle
outstanding receivables                                     $367,000          $      0
                                                            ========          ========


Cashless exercise of 500,000 Common Stock warrants
into 250,519 shares of the Company's Common Stock           $  3,000          $      0
                                                            ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 1998 (Unaudited)

1. BASIS OF PRESENTATION. The consolidated financial statements included herein have been prepared by Shared Technologies Cellular, Inc. ("STC" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations and cash flows for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 1997 report on Form 10-K. Certain reclassifications to prior year financial statements were made in order to conform to the 1998 presentation. The consolidated financial statements included herein are not necessarily indicative of the results for the fiscal year ending December 31, 1998.

2. LOSS PER COMMON SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No. 128. Diluted loss per common share is the same as basic loss per common share for the three and nine month periods ended September 30, 1998 and 1997. Unexercised options to purchase 697,000 and 365,000 shares of the Company's common stock as of September 30, 1998 and 1997, respectively, and common stock warrants to purchase 3,445,000 and 3,518,000 shares of the Company's common stock as of September 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their effect would have been antidilutive as a result of the Company's losses.

3. LITIGATION. The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company would be likely to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

4. LIQUIDITY. The Company has incurred losses during the three most recent fiscal years, as well as the nine-month period ended September 30, 1998 and has a working capital deficit of $6,887,000 and a stockholders' deficit of $1,047,000 at September 30, 1998. The Company's liquidity is dependent on its ability to obtain long-term financing and attain profitable operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

Revenues for 1998 were $20,746,000, compared to $19,089,000 for 1997, an increase of 1,657,000 (9%). The net loss for 1998 was $2,037,000, compared to a net loss of $670,000 for 1997. The net loss per common share was $0.28 for 1998, compared to $0.12 for 1997.

Revenues

Cellular telephone rental operations had revenues of $10,613,000 for 1998, compared to $11,829,000 for 1997. The decrease in revenues of $1,216,000 (10%) was attributable to several factors. During 1998 the Company de-emphasized the Special Events and Airlines programs due to local competition and the costs to generate revenues from such operations. In addition, the Company closed various locations during late 1997 that did not meet established profit criteria. Furthermore, all of the Company's car rental partners continued to go through management transformations throughout 1998 that may have negatively impacted their ability to focus on the Company's cellular rental program. The Company believes that, in the long term, these changes should have a positive impact on both the Company's cellular rental revenues and gross margins.

Debit operations had revenues of $8,996,000 for 1998, compared to $5,133,000 for 1997. The increase in revenues of $3,863,000 (75%) was due to a new end-user program being marketed under the CellEase brand name. The Company has experienced significant revenue growth from CellEase beginning in April 1998. The increase in the CellEase program was partially offset by a reduction in revenues from a major distributor due to a rate adjustment given in order to keep the distributor competitive with the CellEase program. In addition, the distributor has begun to transition its prepaid cellular phone business customers over to the Company's CellEase end-user program, which also has negatively impacted revenues.

Activation operations had revenues of $1,137,000 for 1998, compared to $2,127,000 for 1997. The decrease of $990,000 (47%) was attributable to the discontinuance of operations at military bases in late 1997. In addition, the Company closed its Texas activation location in November 1997.

Gross Margin

Gross margin was 41% of revenues for 1998, compared to 44% of revenues for 1997. The gross margin for portable cellular rental operations improved slightly due to the closure of various unprofitable locations, as discussed above. The gross margin for the debit operations decreased as a result of a rate adjustment given to a major distributor and due to the end-user CellEase program having a lower margin than the distributor program. The gross margin for the activation operations improved significantly due to a change in the product mix to more retail activations, which generally have higher commission amounts than activations performed at the military bases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A") were $10,096,000 for 1998, compared to $8,902,000 for 1997, an increase of $1,194,000. As a percentage of revenues, S,G&A increased to 49% for 1998, compared to 47% for 1997. The increase was substantially attributable to additional corporate overhead incurred following the March 1998 acquisition of Shared Technologies Fairchild Inc. ("STF") by Intermedia Communications, Inc. STF, the former parent of the Company, had been providing certain support and management services to the Company under a management agreement. Such additional expenses included payroll for certain former employees of STF who had not previously received direct compensation from the Company.

Interest Expense

Interest expense, was $398,000 for 1998, compared to $197,000 for 1997. Interest expense was mainly due to debt from acquisitions made in prior years, the conversion of the amount due to STF into an interest bearing note payable in May 1998, and a new debt financing completed in May 1998.

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997

Revenues for the third quarter of 1998 were $8,639,000, compared to $6,222,000 for the third quarter of 1997, an increase of $2,417,000 (39%). The net loss for 1998 was $1,021,000, compared to a net loss of $300,000 for 1997.

Revenues

In the third quarter of 1998, the Company's cellular telephone rental operations had revenues of $3,832,000, compared to $4,124,000 for 1997. The decrease of $292,000 (7%) was attributable to the de-emphasis on the Special Events and Airlines programs, as previously discussed.

In the third quarter of 1998, the Company's debit operations had revenues of $4,466,000, compared to $1,455,000 for 1997. The increase of $3,011,000 (207%)
was due to the introduction of the CellEase end-user program in April 1998.

In the third quarter of 1998, the Company's activation operations had revenues of $341,000, compared to $643,000 for 1997. The decrease of $302,000 (47%) was due to the closure of various retail locations at military bases in late 1997.

Gross Margin

The overall gross margin was 41% of revenues for 1998, compared to 45% of revenues for 1997. The gross margin for the portable cellular rental operations was flat between the two periods. The gross margin for the debit operations decreased due to a rate adjustment given to a major distributor and the lower margin experienced in the CellEase end-user program. The gross margin for the activation operations improved significantly due to the elimination of activations with very low margins at military bases in late 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A") increased $1,247,000, from $3,064,000 in 1997 to $4,311,000 in 1998. As a percentage of revenues, S,G&A expenses increased slightly from 49% in 1997 to 50% in 1998. This increase in expenses, as a percentage of revenues, was attributable to additional corporate overhead incurred following the March 1998 acquisition of STF, as previously discussed.

Interest Expense

Interest expense was $214,000 in 1998, compared to $56,000 in 1997. Interest expense was mainly due to debt from acquisitions made in prior years, the conversion of the amount due to STF into an interest bearing note payable in May 1998, and a new debt financing completed in May 1998.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $6,887,000 at September 30, 1998, compared to a deficit of $6,955,000 at December 31, 1997. Stockholders' deficit at September 30, 1998 was $1,047,000, compared to stockholders' equity of $1,165,000 at December 31, 1997.

Net cash used in operations for the nine-month period ended September 30, 1998 was $4,430,000. This was mainly due to the operating loss for the period, approximately $1,300,000 in prepaid line commissions on debit phones shipped to retailers and end users, and approximately $2,800,000 in accounts receivable from the Company's CellEase distributors, partially offset by an increase in accounts payable. For the nine-month period ended September 30, 1997, net cash used in operations was $1,123,000. This was primarily due to the reduction in accounts payable as a result of an improvement in the timeliness of payments to carriers and other vendors.

Net cash used in investing activities for the nine-month period ended September 30, 1998 was $808,000. This was mainly attributable to the purchase of cellular phones for rental operations and computer equipment to handle the CellEase program, as well as deposit requirements by carriers for additional lines. For the nine-month period ended September 30, 1997, net cash used in investing activities was $243,000. This was primarily due to the purchase of computers and related accessories.

During the nine-month period ended September 30, 1998, the Company received $6,400,000 of debt financing. The Company continued to make required payments on its existing debt. For the nine-month period ended September 30, 1997, the Company raised cash of $1,953,000, net of expenses, through the sale of 656,667 Units. Each Unit consisted of one share of the Company's common stock and one warrant to purchase an additional share of such common stock. The Company also borrowed $949,000 from its former parent, STF.

Management believes that the Company's current cash position is insufficient to meet the requirements of the Company's operations and to sustain continued growth of such operations. The Company is actively pursuing sources of funding to meet such cash requirements. However, there can be no assurance that such efforts will be successful.

YEAR 2000

The Company has conducted a review of its computer systems and believes that the majority of its systems are properly adapted to avoid a Year 2000 problem. The Company believes that all its computer systems will be Year 2000 compliant by April 1999. The expense incurred by the Company to achieve compliance has not been material. The Company is currently working with outside vendors to obtain assurances that they are Year 2000 compliant. However, there can be no assurance that all of the Company's vendors, including carriers, will achieve compliance on a timely basis. In the event of any such noncompliance by vendors, a material adverse effect on the Company's operations could result. The Company has not developed any contingency plan to address the possibility of vendor-related Year 2000 problems.


"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: The Management's Discussion and Analysis may include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those in any forward-looking statement. Such risks and uncertainties may include, without limitation, technological obsolescence, price and industry competition, financing capabilities, the Year 2000 issue, and dependence on major customers and relationships.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company would be likely to have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

27.      Financial Data Schedule (filed only electronically with the SEC)

(b)      REPORTS ON FORM 8-K

         None

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.











                                    SHARED TECHNOLOGIES CELLULAR, INC.



Date:    November 12, 1998          By: /s/ Vincent DiVincenzo
                                        Vincent DiVincenzo
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer and
                                                  Duly Authorized Officer)