Form 10-K
period 1998-12-31
SHARED TECHNOLOGIES CELLULAR INC
filed 1999-03-31
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     _ X _ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT Of 1934
                   For the fiscal year ended December 31, 1998

                                       OR

    _ _ _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from________ to ________

                         Commission File Number 1-13732

                       SHARED TECHNOLOGIES CELLULAR, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                         06-1386411
             (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)          Identification No.)

                        100 Great Meadow Road, Suite 104
                         Wethersfield, Connecticut 06109
               (Address of principal executive offices) (Zip Code)

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

                            Yes_ _X_ _     No _ _ _ _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock held by nonaffiliates as of March 29, 1999 was approximately $51,060,000 based on the average of the closing bid and asked prices as reported on such date in the over-the-counter market.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of March 29, 1999

                 7,650,107 shares of Common Stock $.01 par value

The following document is hereby incorporated by reference into Part III of this Form 10-K: The registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1999 to be filed with the Securities and Exchange Commission in definitive form on or before April 30, 1999.

                                     PART I

ITEM 1.

BUSINESS

(a) General Development of Business - Shared Technologies Cellular, Inc. ("STC" or the "Company"), a Delaware corporation incorporated in 1989, is a national cellular service provider offering rental, prepaid and activation services in over 690 of approximately 750 Cellular Geographical Service Areas ("CGSA") within the United States. The Company rents cellular telephones to business and leisure travelers and to individuals at sporting events or in government agencies. As a reseller or agent for cellular and PCS carriers, the Company offers cellular service to approximately 96% of the U.S. population. STC also performs nationwide cellular activation services through a variety of retail and commercial outlets. The Company has expanded the scope of its prepaid (debit) cellular service to include a national activation, customer service and collection service operation through major mass merchants.

Through the acquisitions of certain assets from Road and Show Cellular East, Inc., Road and Show South Ltd. and Road and Show Pennsylvania, Inc. (collectively "Road and Show"), in December 1993, the Company obtained a national distribution network, including relationships with national car rental companies and hotels, which the Company has significantly expanded since that date. Immediately following the Road and Show acquisitions, the Company had approximately 1,300 portable cellular telephones available to rent at approximately 60 distribution outlets. As of December 31, 1998, the Company had approximately 4,000 cellular telephones available to rent at approximately 300 distribution outlets.

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

In May 1995, the Company commenced management of, and subsequently acquired the outstanding capital stock of Cellular Hotline, Inc., ("Hotline"), a cellular telephone activation service provider. The purchase price was $1,329,000 comprised of $217,000 in cash, the assumption of $712,000 of accounts payable, the issuance of a promissory note of $150,000 and the balance through the issuance of 50,000 shares of the Company's Common Stock, valued at $5.00 per share. At the discretion of the former Hotline stockholders, in September 1995, STC was required to repurchase all of the Common Stock issued to the former Hotline stockholders for $5.00 per share. Additionally, at closing, STC issued options to purchase 50,000 additional shares, exercisable at $7.50 per share for three years. The options to purchase 50,000 additional shares expired, without being exercised, in May 1998.

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

In December 1995, the Company completed a $3 million private placement of equity with International Capital Partners, Inc., ("ICP"), a Stamford, Connecticut based investment firm, two of whose principals are currently directors of the Company. The $3 million offering proceeds, net of commissions, was used primarily for the acquisition of certain assets of PTCC and to provide additional working capital. Under the terms of the offering, STC issued 300,000 shares of its Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Stock"). Each preferred shareholder was entitled to receive dividends equal to 10% per annum for the first twelve month period, payable in additional shares of Series A Stock. In addition, the Company issued to ICP a five-year warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.50. In May 1996, all of the outstanding Series A Stock, including 11,260 shares received as dividends, were converted into 1,146,450 shares of Common Stock. In August 1996 the Company's' stockholders voted to cancel the Company's' authority to issue additional shares of the Series A Stock.

In April 1996, the Company completed its acquisition of substantially all of the assets of its only franchisee, Summit Assurance Cellular, Inc. and certain other parties (collectively "Summit") The purchase price was approximately $3,563,000 comprised of $335,000 in cash, the assumption of $669,000 of accounts payable and $656,000 of notes payable, the issuance of a promissory note for $953,000, and the issuance of 300,000 shares of Common Stock, valued at $3.125 per share and three-year warrants each to purchase 100,000 shares of the Company's Common Stock at prices of $3.00, $4.00 and $5.00 per share, respectively. These warrants were valued at $13,000. In April 1998, the Company, Summit and Craig Marlar, who was an officer and director of Summit and was a director of the Company until his resignation in April 1998, entered into a settlement of litigation arising out of the acquisition of certain assets of Summit, whereby the Company received from Summit 100,000 shares of the Company's common stock. The stock received was in exchange for the assumption by the Company of $150,000 to a vendor on behalf of Summit, a one-year extension of the expiration date of the warrants issued in connection with the acquisition, the issuance to Summit of a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $5.00 per share, and forgiveness of all amounts due, including accrued interest, on a note receivable from Summit in the principal amount of $180,000. The effect of this transaction on the Company's results of operations was immaterial.

In August 1996, the Company completed a $5 million private placement with ICP and STFI for 500,000 shares of Series B Preferred Stock, $.01 par value per share (the "Series B Stock"). The Company received gross proceeds from the offering of $5 million, including the cancellation of $1,200,000 of preexisting debt to STFI. A commission of $125,000 was paid to ICP. In August 1997, all of the outstanding Series B Stock was converted into 1,667,000 shares of the Company's Common Stock and the shareholders received warrants to purchase an equal number of Common Stock at an exercise price of $3.00 per share. Separately, the Company engaged the services of ICP to provide certain financial advisory services to the Company for a period of one year. In consideration for such services, the Company issued a five-year Common Stock Warrant to ICP for the purchase of 240,000 shares of Common Stock at an exercise price of $3.00 per share and on terms substantially the same as those provided for in the Common Stock Warrants issued to the purchasers of the Series B Stock.

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

In August and September 1997, the Company sold an additional 407,000 Units through a private placement that included various members of the Company's management. The sale generated proceeds of $1,220,000.

In April 1998, the Company secured debt financing in the principal amount of $4,000,000 from four lenders, in connection with which the Company issued warrants to purchase an aggregate of 400,000 shares of the Company's Common Stock. Pursuant to credit agreements entered into in April 1998, the Company borrowed $1,000,000 from Anthony D. Autorino, the Company's Chairman and Chief Executive Officer; $500,000 from ICP; $2,000,000 from Salomon Brothers Holding Company Inc. ("Salomon"); and $500,000 from a private investor. The credit agreements had a maturity date of July 1999 and a floating interest rate of 2.5% above a rate comparable to the prime rate. The Company used a portion of the proceeds raised in February 1999 (see below) to repay the $4,000,000 of debt. In connection with the April 1998 debt financing, the Company issued to Mr. Autorino, ICP, Salomon and the private investor warrants for the purchase of 100,000, 50,000, 200,000 and 50,000 shares of Common Stock, respectively. The warrants are exercisable at $5.00 per share, and expire April 15, 2003. The warrants were valued at $100,000. In connection with the financing, the Company paid a facility fee of $25,000 to ICP Investments, Inc. with respect to the funding by ICP and the private investor, and paid a facility fee of $50,000 to Salomon.

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

         In February 1999, the Company closed a $15 million private placement of equity with 20 investors, led by Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, and a number of European-based institutional investors. Oakes, Fitzwilliams & Co. S.A. of London acted as placement agent for the Company in connection with the sales to the European investors. Pursuant to a Securities Purchase Agreement entered into between the Company and the investors (the "Securities Purchase Agreement"), the Company issued an aggregate of 15,000 shares of a new Series C Convertible Preferred Stock, $.01 per share, and Warrants to purchase an aggregate of 300,000 shares of Common Stock, $.01 par value, of the Company. Each share of Series C Convertible Preferred Stock is convertible into Common Stock of the Company (See Item 14, Reports on Form 8-K).


(b) Financial Information about Industry Segments - The Company is engaged in three industry segments within the telecommunications industry; providing a wide range of services including, debit cellular phone services, short-term cellular phone rentals and activation of cellular phones.

(c)  Narrative Description of Business

         (1)(i)  Products and Services

DEBIT SERVICES

The significant revenue growth of the cellular industry has been accompanied by an equally significant increase in carrier bad debt expense. Carrier response to this problem has been the imposition of increasingly stringent credit requirements on potential customers, which have resulted in the rejection of approximately 35% of those applying for cellular service.

To allow these customers access to cellular communications, STC has developed a program that allows subscribers an easy, pay-as-you-go option for cellular service. Debit, or prepaid, cellular service provides a solution to credit problems and affords businesses more control over their cellular expenses. STC is pursuing prepaid cellular aggressively, as it represents a substantial and relatively untapped segment of the cellular marketplace.

STC has entered the prepaid cellular market in a number of ways. First, is CellEase(R), which makes prepaid service available to customers at select retailers and electronic shopping networks. Currently, customers can choose one of several handsets and purchase CellEase(R) airtime usage. The Company's back office capabilities are comprehensive, providing the tracking, customer service, collection services, marketing, and reporting functions required to support the growing customer demand for prepaid cellular service.

In February, 1999, STC signed an agreement appointing MCI WorldCom as a distribution channel for its prepaid cellular offering. MCI WorldCom will market STC's prepaid cellular offering to national retail accounts under the MCI WorldCom name, although promotional materials and airtime usage cards also will carry the CellEase(R) logo.

STC's other product, It's About Choices(TM), allows customers to choose between prepaid and postpaid (traditional) cellular service. Sold as a "phone-in-a-box," It's About Choices(TM) is a true consumer electronics product with a single SKU (stock keeping unit) number nationwide. The customer purchases the phone and usage cards, returns home, charges the battery, and calls STC to initiate service. Customers electing traditional cellular service must pass a credit check and sign a one-year service contract before the phone is activated. If the customer does not meet credit standards, the phone may be activated on a prepaid basis.

STC also makes its prepaid offering available on a private-label basis. Dealers interested in entering the fast-growing prepaid cellular market need only to contract with STC to obtain nationwide service and the necessary back office systems. Customers face no credit checks, security deposits, monthly access fees, or long-term contracts when they obtain this service.

CELLULAR PHONE RENTALS

The Company markets its cellular telephone rental services principally through car rental agencies, international airlines and hotels. The Company has agreements with the Hertz Corporation ("Hertz"), National Car Rental System, Inc., ("National"), Budget Rent-A-Car Corporation ("Budget"), Avis Rent-A-Car Systems, Inc. ("Avis"), and Alamo Rent-A-Car, Inc. ("Alamo"), as well as car rental company licensees, to offer its portable cellular telephones at designated car rental locations. The Company's phones are located primarily in airport terminals (rental car locations) in approximately 70 cities throughout the United States.

In addition, the Company markets its cellular telephone services at conventions and sporting events. For example, the Company has rented cellular telephones at the NCAA basketball tournament for the last four years, the 1996 Summer Olympics in Atlanta, and the 1996 and 1995 New York Marathon. The Company also rents cellular telephones on site following emergency and disaster situations through arrangements with telecommunications carriers, the Federal Emergency Management Agency and other governmental agencies.

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

The Company offers its activation services to the cellular carriers under its "MOVE/Customer Retention Program". This program is a nationwide subscriber retention/relocation program which offers a carrier's customers the ability to exit from existing contracts and establish service at the new location with one phone call. The old carrier benefits as it receives a portion of the activation fee from the new cellular carrier via the Company, while the customer is allowed to terminate its existing contract without paying the contract's early cancellation fee.

(iv) PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS

The Company, through its wholly-owned subsidiary, The Cellular Hotline, Inc., holds a patent for point-of-sale programming of cellular phones that is utilized in connection with phone activations. In addition, the Company has certain technology licenses, including agreements with Telemac Corporation, US Intellicom, Boston Communications Group, and JRC International. "Shared Technologies Cellular" is a registered trademark that is owned by STFI. STC has a royalty-free license to use such mark for 15 years. The Company has registered the trademark "CellEase" and is currently using "It's About Choices", which it is contemplating registering.

(v) SEASONALITY

The Company has experienced a reduction of revenues from phone rentals in the winter months due to the reduction in business travel during the holiday season and inclement weather.

(vi) WORKING CAPITAL

Since its inception as a subsidiary of STFI, and through its initial public offering in April 1995, the Company's losses were substantially funded by STFI and private placements of debt and equity. In addition, STFI funded the purchase price paid for the Company's Road and Show acquisitions. In January 1997 and in April 1996, STFI contributed to the Company's capital in excess of par value approximately $1,700,000 and $1,184,000, respectively, of the Company's indebtedness to STFI. See Item 1(a) - "General Development of Business", "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Notes to Consolidated Financial Statements" herein.

(vii) DEPENDENCE ON CERTAIN CUSTOMERS

Approximately 24%, 12%, 19% and 10% of the Company's revenues for 1998 were attributable to SmarTalk TeleServices, Inc. ("SmarTalk"), Thorn Americas, Inc., Hertz and Avis, respectively. The Company's relationship with SmarTalk was terminated in the fourth quarter of 1998 (See "Legal Proceedings"). STC's distributor relationship with Thorn Americas, Inc. ended in November 1998. The Company has enjoyed its relationship with Hertz and Avis for several years. Nevertheless, the longevity of these relationships is generally subject to contractual termination provisions that are effective upon relatively short notice.

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

(x) COMPETITION

The telecommunications industry in general, and the cellular telephone industry in particular, are highly competitive. Competitive factors include price, customer service, geographical coverage and the ability to increase revenues through marketing. The Company's short-term portable service competes with local, regional and national cellular service companies, some of which have substantially more experience and greater financial, technical and other resources than the Company.

Other cellular providers in the debit market include: Boston Communications Group, USCI, Inc., national carriers such as MCI, GTE, AT&T, and local resellers. In addition, Topp Telecom, Inc., an alternative technology provider, offers a turnkey solution similar to the STC CellEase program. In the activation business, the Company faces competition mainly from other resellers, mass merchants, carriers and agents, many of which may have substantially more experience and greater financial, marketing, technical and other resources than the Company.

(xiii) EMPLOYEES

As of March 26, 1999, the Company had 312 employees; 10 in management, 21 in administration, 268 in sales and service and 13 in technical positions. The Company's employees are not represented by a labor union. The Company believes its relations with its employees are satisfactory.

ITEM 2.

PROPERTY

The Company does not own any real estate and has no present plans to purchase any real estate. The Company's principal executive office is leased and is located at 100 Great Meadow Road, Suite 104, Wethersfield, Connecticut 06109.

The Company's executive office currently occupies approximately 23,000 square feet pursuant to a five-year lease agreement, as amended in July 1998, expiring in 2001 (the "Term"). The Company pays a monthly rent of approximately $35,000 during the remainder of the Term. In addition, the Company leases an aggregate of approximately 26,000 square feet in various locations nationwide for the purpose of direct sales by its sales force, for a total monthly rent of approximately $25,000. Each of the leased properties is, in management's opinion, generally well maintained and is suitable to support the Company's business.

ITEM 3.

LEGAL PROCEEDINGS

In January 1999, the Company filed a lawsuit against SmarTalk and certain individuals in the U.S. District Court for the District of Connecticut. The Company's complaint includes allegations of breach of contract and fraud in connection with various agreements between SmarTalk and the Company. SmarTalk subsequently filed for federal bankruptcy protection. The Company's complaint seeks recovery of $25 million in damages, and the Company has filed a proof of claim with the bankruptcy court (U.S. Bankruptcy Court, District of Delaware) for $14.4 million. The Company intends to aggressively prosecute its claim, although due to SmarTalk's impaired financial condition, the amount of any recovery against SmarTalk is questionable.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 1998.

                                     PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's shares of common stock (trading symbol: STCL) have been quoted and traded in the over-the-counter market since April 21, 1995. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During 1998 and 1997, the quarterly high and low closing prices were as follows:

                                        1998    1998         1997         1997
                                       -----   -----       -------       -------
                                       High     Low         High          Low
First Quarter                          5       3 1/4       2 21/32       1 3/8
Second Quarter                         8 1/8   4 1/4       2 3/8         1 3/16
Third Quarter                          7 3/8   5 1/8       6 1/4         1 15/16
Fourth Quarter                         7       3 3/4       5 3/4         3 1/8

Number of beneficial holders of the Company's common stock as of March 15, 1999 was 677.

ITEM 6.

SELECTED FINANCIAL DATA

The following table sets forth the selected financial data of the Company for each of the last five years. Financial statements for 1995 and 1994 are not presented in this filing. Such selected financial data were derived from audited financial statements not included herein. The selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. All amounts, except per share amounts, are in thousands.

                                       1998        1997        1996        1995        1994
                                       ----        ----        ----        ----        ----
     Statement of Operations-Data:
Revenues                             $ 28,200    $ 24,198    $ 20,914    $ 13,613    $ 10,217
Gross margin                           10,835      10,667       7,285       5,026       4,923
Total operating expenses               21,523      14,120      14,173       8,015       4,272
Income (loss) from operations         (10,688)     (3,453)     (6,888)     (2,989)        651
Gain on sale of division                   --          --          --         689          --
Loss on discontinued affiliate             --          --          --        (364)         --
Loss on contract cancellation              --          --        (980)         --          --
Interest expense, net                     952         232         906         136          49
Net income (loss) before income
   taxes                              (11,640)     (3,685)     (8,774)     (2,800)        602
Income taxes                               (6)        (10)        (22)        (48)         --
Net income (loss)                     (11,646)     (3,695)     (8,796)     (2,848)        602
Preferred stock dividends                  --          --        (112)         --          --
Net income (loss) applicable to
   common stock                      $(11,646)   $ (3,695)   $ (8,908)   $ (2,848)   $    602
Net income (loss) per common
   share, basic and diluted          $  (1.58)   $  (0.63)   $  (2.18)   $  (1.04)   $   0.28
Weighted average number of
  shares outstanding                    7,375       5,900       4,082       2,748       2,185
Balance Sheet Data:
Working deficit                      $(16,099)   $ (6,955)   $ (8,975)   $ (1,851)   $   (920)
Total assets                           13,487      11,536      14,262      14,378       5,452
Notes payable (including current
  portion)                              7,331       1,487       2,578       2,000          --
Other liabilities                      14,840       7,832       8,768       6,290       2,449
Indebtedness to STFI                    1,411       1,052          59         985       2,434
Accumulated deficit                   (28,354)    (16,708)    (13,013)     (4,105)     (1,256)
Stockholders' equity (deficit)       $(10,095)   $  1,165    $  2,857    $  5,102    $    569

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION:

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues for 1998 were $28,200,000, compared to $24,198,000 for 1997, an increase of $4,002,000 (17%). This increase was due to the expansion of the debit (prepaid) services, which grew by over 100%. The loss from operations, excluding non-recurring charges, was $4,194,000 in 1998 and $1,416,000 in 1997. The net loss for 1998 was $11,646,000, compared to a net loss of $3,695,000 for 1997. The basic and diluted loss per common share was $1.58 for 1998, compared to $0.63 for 1997.

Revenues

Debit, or prepaid, operations had revenues of $12,737,000 for 1998, compared to $6,299,000 for 1997. The increase in revenues of $6,438,000 (102%) was due to a new end-user program being marketed under the CellEase brand name. The Company experienced significant revenue growth from CellEase beginning in April 1998. The increase in the CellEase program was partially offset by a $2,796,000 reduction in revenues from a major distributor due to a price reduction given in order to keep the distributor competitive with the CellEase program. In addition, during the fourth quarter of 1998, the distributor transitioned its prepaid cellular phone business customers over to the Company's CellEase end-user program, which negatively impacted revenues.

For the fourth quarter of 1998, revenues from the CellEase program were below Company expectations. This was a direct result of the deterioration of the Company's relationship with its main distributor, SmarTalk TeleServices, Inc. ("SmarTalk"). In the fourth quarter, SmarTalk introduced a new prepaid cellular phone to retailers that did not utilize the Company's' cellular service, which the Company has alleged in a lawsuit against SmarTalk was in violation of SmarTalk's contract with STC (see "Legal Proceedings"). Retailers were confused by conflicting directives, resulting in significant lost revenues to the Company, which was particularly detrimental to the Company's sales for the year-end holiday period. In January 1999, SmarTalk filed for bankruptcy.

Cellular telephone rental operations had revenues of $14,037,000 for 1998, compared to $15,242,000 for 1997. The decrease in revenues of $1,205,000 (8%) was attributable to the Company de-emphazising the Special Events and Airlines programs due to local competition and the high costs to generate revenues from such operations. Revenues from the car rental companies were flat for the two years. However, during the second half of 1998, the Company changed its emphasis to be more of a sales-oriented business and less of a service-oriented business. As a result, revenues from the car rental companies for the last six months of 1998, compared to the last six months of 1997, increased 6%.

Activation operations had revenues of $1,426,000 for 1998, compared to $2,657,000 for 1997. The decrease of $1,231,000 (46%) was mainly attributable to the discontinuance of operations at military bases in late 1997. In addition, the Company closed its Texas activation location in November 1997.

Gross Margin

Gross margin was 38% of revenues for 1998, compared to 44% of revenues for 1997. The decrease in gross margin was mainly due to a change in the revenue mix. The following table summarizes the change in the revenue mix and the corresponding gross margin for the two years:

                           1998                       1997
                  Revenues     Gross margin   Revenues     Gross margin
Debit                45%           27%           26%           43%
Rental               50%           48%           63%           46%
Activation            5%           45%           11%           37%
                    100%           38%          100%           44%

The gross margin for the debit operations decreased as a result of a price reduction given to a major distributor and due to the end-user CellEase program having a lower margin than the distributor program. The distributor program accounted for most of the 1997 debit revenues. The gross margin for portable cellular rental operations improved slightly due to a slight reduction in carrier costs. The gross margin for the activation operations improved significantly due to a change in the product mix to more retail activations, which generally provided higher commissions to the Company than activations performed at the military bases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A") were $15,029,000 for 1998, compared to $12,083,000 for 1997, an increase of $2,946,000. As a percentage of revenues, S,G&A increased to 53% for 1998, compared to 50% for 1997. The percentage increase was attributable to additional corporate overhead incurred following the March 1998 acquisition of Shared Technologies Fairchild Inc. ("STFI") by Intermedia Communications, Inc. STFI, the former parent of the Company, had been providing certain support and management services to the Company under a management agreement. Such additional expenses included payroll for certain former employees of STFI who had not previously received direct compensation from the Company. Field S,G&A, as a percentage of revenues, decreased slightly to 41% in 1998, compared to 42% in 1997. As previously discussed, the Company did not achieve the anticipated fourth quarter 1998 CellEase revenues, even though the Company increased its S,G&A in anticipation of the additional revenues.

Loss on Distributor Contract

In December 1998 the Company terminated its relationship with SmarTalk and filed a lawsuit against SmarTalk (see "Legal Proceedings"). SmarTalk subsequently filed for bankruptcy protection. As a result, the Company recognized a one-time $6,494,000 charge related to the termination of its agreement with SmarTalk. The charge included approximately $1,975,000 of receivables owed by SmarTalk. An additional $3,121,000 pertains to the unamortized portion of prepaid assets relating to a subsidy the Company paid SmarTalk for cellular phone sales to retailers. The Company had been amortizing the subsidy against future revenues generated from end users. An additional $1,398,000 related to expenses incurred by the Company in the fourth quarter of 1998 in connection with the Company's contract with SmarTalk, including the addition of a new call center in Hartford and expansion of the existing call center in St. Louis. In addition, the Company purchased several thousand new cellular lines in anticipation of an increase in volume. Most of the new lines required significant minimum commitment periods. The Company also incurred losses from the cost of lines for existing customers that could not purchase airtime as a result of the problems with SmarTalk.

Interest Expense

Interest expense was $952,000 for 1998, compared to $232,000 for 1997. Interest expense was mainly due to debt from acquisitions made in prior years, debt to STFI, and debt financing completed in May 1998.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues for 1997 were $24,198,000, an increase of $3,284,000 (16%) over revenues for 1996. This increase was primarily due to the expansion of the debit business and the April 1996 purchase of the operations of the Company's sole franchisee, both of which were partially offset by the elimination of the in-car cellular rental operations. The loss from operations, excluding non-recurring charges, was $1,416,000 in 1997 and $6,888,000 in 1996. The net loss for 1997 was $3,695,000, compared to a net loss of $8,796,000 for 1996. The improvement was a result of the change in the revenue mix to more profitable lines of business and a reduction in operating expenses. The basic and diluted loss per common share was $0.63 for 1997, compared to $2.18 for 1996.

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

Interest Expense

Interest expense was $232,000 for 1997, compared to $906,000 for 1996. Interest expense in 1997 was mainly due to debt relating to the PTCC acquisition in November 1995 and the Summit acquisition in April 1996.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $16,099,000 at December 31, 1998, compared to a deficit of $6,955,000 at December 31, 1997. Stockholders' deficit at December 31, 1998 was $10,095,000, compared to stockholders' equity of $1,165,000 at December 31, 1997.

Net cash used in operations for the year ended December 31, 1998 was $4,941,000. This was mainly due to the operating loss for the period, offset by delayed payments to carriers and other vendors.

Net cash used in investing activities for the year ended December 31, 1998 was $1,133,000. This was mainly attributable to the purchase of cellular phones for rental operations, computer and office equipment to support the CellEase program, and deposit requirements by carriers for additional lines.

During the year ended December 31, 1998, the Company received $6,400,000 of debt financing, as previously discussed. The Company continued to make required payments on its existing debt.

The Company will require additional funds in order to satisfy existing obligations arising from completed acquisitions, and to fund current expansion plans. In February 1999, the Company closed on a $15 million private placement of equity with 20 investors (See Item 14, Reports on Form 8-K). Also, in March 1999, the Company signed a letter of intent with a financial institution the Company currently does business with to establish a $10 million credit facility, subject to the financial institution's satisfactory completion of a due diligence review of the Company. Management believes that ongoing operations, together with the equity financing and the credit facility, will provide the Company with sufficient funds to finance operations and planned expansion for at least the next 12 months, and long-term liquidity will depend on the Company's ability to attain profitable operations.

YEAR 2000 COMPLIANCE:

The Company has conducted a review of its computer systems and believes that the majority of its systems are properly adapted to avoid a Year 2000 problem. The Company believes that all its computer systems will be Year 2000 compliant by the end of the second quarter of 1999. The Company further intends to conduct extensive testing of its systems to assure that it is Year 2000 compliant by the end of the second quarter. The expense incurred by the Company to achieve compliance has not been material. The Company is currently working with outside vendors to obtain assurances that they are Year 2000 compliant. However, there can be no assurance that all of the Company's vendors, including carriers, will achieve compliance on a timely basis. In the event of any such noncompliance by vendors, a material adverse effect to the Company's operations and financial results could occur. The Company has not developed any contingency plan to address the possibility of vendor-related Year 2000 problems.

1999 COMPANY OUTLOOK

The Company expects to show revenue growth in each of its operations in 1999. The wireless industry continues to diversify and expand with abundant opportunities. PCS, GSM and other wireless carriers are now entering the marketplace. Subscription growth continues to be double-digit as new products and services, such as pre-paid cellular, have been launched. The Company believes it is positioned to take advantage of these opportunities; offering travelers a communication device throughout the United States, offering pre-paid cellular and activation services through national retailers, and working with wireless carriers to offer their customers, who are relocating, a more economical activation process.

The debit operations are expected to show considerable revenue growth in 1999. In February 1999, the Company signed an agreement with MCI WorldCom for the retail distribution of the Company's prepaid cellular services under the MCI WorldCom brand name, utilizing MCI WorldCom's extensive network of retail distribution locations.

The cellular phone rental operations are expected to have moderate revenue growth in 1999. To achieve this, STC intends to refocus the car rental partner's efforts in soliciting more customers through training and improved policies and procedures, by improving awareness through marketing programs, and by penetrating the premiere traveler programs (e.g. Avis Preferred, Hertz Gold). In addition, the Company is in the process of analyzing a new product (handset), pricing structure and partner contribution in the solicitation of the cellular rental program.

The activation operations are expected to have moderate revenue growth. The Company is working with various carriers to implement its MOVE/Customer Retention Program, which provides activation services for carriers' customers who are in the process of relocating. The Company has automated the activation process by establishing an activation Internet site, which should make the Program more attractive to carriers.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: THE MANAGEMENT'S DISCUSSION AND ANALYSIS MAY INCLUDE FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES MAY INCLUDE, WITHOUT LIMITATION, TECHNOLOGICAL OBSOLESCENCE, PRICE AND INDUSTRY COMPETITION, FINANCING CAPABILITIES, DEPENDENCE ON MAJOR CUSTOMERS AND RELATIONSHIPS, DEPENDENCE ON RELATIONSHIPS WITH TECHNOLOGY LICENSORS AND TELECOMMUNICATIONS CARRIERS, AND THE COMPANY'S ABILITY TO EFFECTIVELY EXECUTE ITS BUSINESS PLAN WITH RESPECT TO SIGNIFICANT PROJECTED GROWTH IN ITS DEBIT SERVICES DIVISION, IN PARTICULAR, WITH RESPECT TO ITS VENTURE WITH MCI WORLDCOM.

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

                                                                            Page

FINANCIAL STATEMENTS:
     Independent Auditors' Report                                           F-2

     Consolidated Balance Sheets                                            F-3

     Consolidated Statements of Operations                                  F-4

     Consolidated Statements of Stockholders' Equity (Deficiency)           F-5

     Consolidated Statements of Cash Flows                                F-6-7

     Notes to Consolidated Financial Statements                          F-8-20

FINANCIAL STATEMENT SCHEDULE (A):
     Schedule II - Valuation and Qualifying Accounts for the
      Years Ended December 31, 1998, 1997 and 1996                          S-1

NOTE:

(a) All other schedules are not submitted because they are either not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Shared Technologies Cellular, Inc.

We have audited the accompanying consolidated balance sheets of Shared Technologies Cellular, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows and financial statement schedule for each of the three years in the period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shared Technologies Cellular, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                 ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
March 5, 1999

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                           1998            1997
                                                        ------------    ------------
                                     ASSETS
CURRENT ASSETS:
Cash                                                    $    229,000    $    294,000
Accounts receivable, less allowance for doubtful
 accounts of $896,000 in 1998 and $991,000 in 1997         1,169,000       1,637,000
Carrier commissions receivable, less unearned income         992,000         163,000
Inventories                                                  234,000         131,000
Current portion of note receivable                                           107,000
Prepaid expenses and other current assets                  2,030,000         127,000
                                                        ------------    ------------
Total current assets                                       4,654,000       2,459,000
                                                        ------------    ------------
TELECOMMUNICATIONS AND OFFICE EQUIPMENT, net               1,125,000         985,000
                                                        ------------    ------------
OTHER ASSETS:
Intangible assets, net                                     6,993,000       7,551,000
Deposits                                                     715,000         326,000
Note receivable, less current portion                                         62,000
Assets held for disposition                                                  153,000
                                                        ------------    ------------
                                                           7,708,000       8,092,000
                                                        ------------    ------------
                                                        $ 13,487,000    $ 11,536,000
                                                        ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of notes payable                        $  5,913,000    $    530,000
Accounts payable                                           7,439,000       3,876,000
Accrued expenses and other current liabilities             6,153,000       3,912,000
Deferred revenues                                          1,248,000          44,000
Due to former parent                                                       1,052,000
                                                        ------------    ------------
Total current liabilities                                 20,753,000       9,414,000
                                                        ------------    ------------
NOTES PAYABLE, less current portion                        2,829,000         957,000
                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value, authorized 5,000,000
 shares, no shares issued or outstanding
Common stock, $.01 par value, authorized 20,000,000
 shares, issued and outstanding 7,567,000 shares in
 1998 and 7,216,000 shares in 1997                            76,000          72,000
Capital in excess of par value                            18,183,000      17,801,000
Accumulated deficit                                      (28,354,000)    (16,708,000)
                                                        ------------    ------------
Total stockholders' equity (deficiency)                  (10,095,000)      1,165,000
                                                        ------------    ------------
                                                        $ 13,487,000    $ 11,536,000
                                                        ============    ============

          See accompanying notes to consolidated financial statements

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1998, 1997 and 1996

                                             1998             1997            1996
                                          ------------    ------------    ------------
REVENUES                                  $ 28,200,000    $ 24,198,000    $ 20,914,000
COST OF REVENUES                            17,365,000      13,531,000      13,629,000
                                          ------------    ------------    ------------
GROSS MARGIN                                10,835,000      10,667,000       7,285,000
                                          ------------    ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                   15,029,000      12,083,000      14,173,000
LOSS ON DISCONTINUED PRODUCT LINE                            2,037,000
LOSS ON DISTRIBUTOR CONTRACT                 6,494,000
                                          ------------    ------------    ------------
                                            21,523,000      14,120,000      14,173,000
                                          ------------    ------------    ------------
LOSS FROM OPERATIONS                       (10,688,000)     (3,453,000)     (6,888,000)
                                          ------------    ------------    ------------
OTHER EXPENSE:
  Interest expense                            (952,000)       (232,000)       (906,000)
  Loss on contract cancellation                                               (980,000)
                                          ------------    ------------    ------------
                                              (952,000)       (232,000)     (1,886,000)
                                          ------------    ------------    ------------
LOSS BEFORE INCOME TAXES
                                           (11,640,000)     (3,685,000)     (8,774,000)
INCOME TAXES
                                                (6,000)        (10,000)        (22,000)
                                          ------------    ------------    ------------
NET LOSS
                                           (11,646,000)     (3,695,000)     (8,796,000)
PREFERRED STOCK DIVIDENDS
                                                                              (112,000)
                                          ------------    ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCK       $(11,646,000)   $ (3,695,000)   $ (8,908,000)
                                          ============    ============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE   $      (1.58)   $       (.63)   $      (2.18)
                                          ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   7,375,000       5,900,000       4,082,000
                                          ============    ============    ============

          See accompanying notes to consolidated financial statements

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  Years Ended December 31, 1998, 1997 and 1996


                                                            Series A                        Series B
                                                        Preferred Stock                 Preferred Stock
                                                  -----------------------------  -------------------------------
                                                     Shares          Amount          Shares          Amount
                                                  --------------  -------------  ---------------  --------------
BALANCES, January 1, 1996                               300,000          3,000                -   $           -
ISSUANCE OF COMMON STOCK
ISSUANCE OF PREFERRED STOCK                                                             500,000           5,000
PREFERRED STOCK DIVIDEND                                 11,000
CONVERSION OF PREFERRED STOCK                         (311,000)        (3,000)
ISSUANCE OF COMMON STOCK FOR ACQUISITIONS
COMMON STOCK SUBSCRIPTION
NET LOSS
                                                  --------------  -------------  ---------------  --------------
BALANCES, December 31, 1996                                   -              -          500,000           5,000
ISSUANCE OF COMMON STOCK
CONVERSION OF PREFERRED STOCK                                                         (500,000)         (5,000)
NET LOSS
                                                  --------------  -------------  ---------------  --------------
BALANCES, December 31, 1997                                   -              -                -               -
ISSUANCES OF COMMON STOCK AND WARRANTS

EXERCISE OF WARRANTS AND OPTIONS

CANCELLATION OF COMMON STOCK
NET LOSS
                                                  --------------  -------------  ---------------  --------------
BALANCES, December 31, 1998                                   -              -                -   $           -
                                                  ==============  =============  ===============  ==============



                                                          Common Stock               Common         Capital in
                                                 -------------------------------     Stock          Excess of
                                                     Shares          Amount       Subscription      Par Value
                                                 ---------------  --------------  -------------  -----------------
BALANCES, January 1, 1996                             3,089,000   $      31,000   $      5,000   $      9,173,000
ISSUANCE OF COMMON STOCK                                264,000           3,000                           760,000
ISSUANCE OF PREFERRED STOCK                                                                             4,828,000
PREFERRED STOCK DIVIDEND                                                                                  112,000
CONVERSION OF PREFERRED STOCK                         1,147,000          11,000                           (8,000)
ISSUANCE OF COMMON STOCK FOR ACQUISITIONS               300,000           3,000                           947,000
COMMON STOCK SUBSCRIPTION                                63,000           1,000        (5,000)              4,000
NET LOSS
                                                 ---------------  --------------  -------------  -----------------
BALANCES, December 31, 1996                           4,863,000          49,000              -         15,816,000
ISSUANCE OF COMMON STOCK                                686,000           7,000                         1,996,000
CONVERSION OF PREFERRED STOCK                         1,667,000          16,000                          (11,000)
NET LOSS
                                                 ---------------  --------------  -------------  -----------------
BALANCES, December 31, 1997                           7,216,000          72,000              -         17,801,000
ISSUANCES OF COMMON STOCK AND WARRANTS
                                                        271,000           3,000                           201,000
EXERCISE OF WARRANTS AND OPTIONS
                                                        180,000           2,000                           547,000
CANCELLATION OF COMMON STOCK                          (100,000)         (1,000)                         (366,000)
NET LOSS
                                                 ---------------  --------------  -------------  -----------------
BALANCES, December 31, 1998                           7,567,000   $      76,000   $          -   $     18,183,000
                                                 ===============  ==============  =============  =================

                                                                                         Total
                                                                                     Stockholders'
                                                   Accumulated          Note             Equity
                                                     Deficit         Receivable       (Deficiency)
                                                 -----------------  --------------  ----------------
BALANCES, January 1, 1996                        $    (4,105,000)   $     (5,000)   $     5,102,000
ISSUANCE OF COMMON STOCK                                                                    763,000
ISSUANCE OF PREFERRED STOCK                                                               4,833,000
PREFERRED STOCK DIVIDEND                                (112,000)                                 -
CONVERSION OF PREFERRED STOCK                                                                     -
ISSUANCE OF COMMON STOCK FOR ACQUISITIONS                                                   950,000
COMMON STOCK SUBSCRIPTION                                                   5,000             5,000
NET LOSS                                              (8,796,000)                       (8,796,000)
                                                 -----------------  --------------  ----------------
BALANCES, December 31, 1996                          (13,013,000)               -         2,857,000
ISSUANCE OF COMMON STOCK                                                                  2,003,000
CONVERSION OF PREFERRED STOCK                                                                     -
NET LOSS                                              (3,695,000)                       (3,695,000)
                                                 -----------------  --------------  ----------------
BALANCES, December 31, 1997                          (16,708,000)               -         1,165,000
ISSUANCES OF COMMON STOCK AND WARRANTS                                                      204,000

EXERCISE OF WARRANTS AND OPTIONS                                                            549,000

CANCELLATION OF COMMON STOCK                                                              (367,000)
NET LOSS                                             (11,646,000)                      (11,646,000)
                                                 -----------------  --------------  ----------------
BALANCES, December 31, 1998                      $   (28,354,000)   $           -   $  (10,095,000)
                                                 =================  ==============  ================

          See accompanying notes to consolidated financial statements

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996

                                                                         1998            1997            1996
                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(11,646,000)   $ (3,695,000)   $ (8,796,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Accretion of interest on notes payable                                    75,000                          30,000
 Write-off of assets held for disposition                                 153,000       2,037,000
 Depreciation and amortization                                          1,332,000       1,292,000       1,684,000
 Common stock issued for compensation
  and services                                                            104,000          71,000          40,000
Accrued interest, note receivable                                                         (11,000)
Changes in assets and liabilities, net of effects of acquisitions:
 Accounts receivable                                                      468,000         (16,000)       (429,000)
 Carrier commissions receivable                                          (829,000)       (110,000)        400,000
 Inventories                                                             (103,000)        (51,000)        (31,000)
 Prepaid expenses and other current assets                             (1,903,000)          6,000         339,000
 Accounts payable and other current liabilities                         6,204,000        (980,000)      2,124,000
 Deferred revenues                                                      1,204,000          44,000        (404,000)
                                                                     ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES:                                 (4,941,000)     (1,413,000)     (5,043,000)
                                                                     ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of businesses                                                                              (336,000)
 Purchases of equipment                                                  (744,000)       (318,000)       (953,000)
 Payments for intangible assets                                                                          (514,000)
 (Increase) decrease in deposits                                         (389,000)         47,000        (231,000)
 Collection of receivable from sale of assets                                                           1,078,000
 Collections of note receivable                                                                            45,000
                                                                     ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                  (1,133,000)       (271,000)       (911,000)
                                                                     ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable                                6,400,000
 Payments for debt issuance costs                                        (171,000)
 Payments on notes payable                                               (530,000)     (1,091,000)     (1,080,000)
 Advances from (payments to) former parent                               (239,000)        993,000         274,000
 Issuance of common and preferred stock                                                 1,932,000       4,362,000
 Exercise of warrants and options                                         549,000
                                                                     ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               6,009,000       1,834,000       3,556,000
                                                                     ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                           (65,000)        150,000      (2,398,000)
CASH, beginning of year                                                   294,000         144,000       2,542,000
                                                                     ------------    ------------    ------------
CASH, end of year                                                    $    229,000    $    294,000    $    144,000
                                                                     ============    ============    ============

          See accompanying notes to consolidated financial statements

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                  Years Ended December 31, 1998, 1997 and 1996

                                                        1998        1997         1996
                                                      ---------   ---------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the year for:
 Interest                                             $ 863,000   $ 379,000   $  280,000
                                                      =========   =========   ==========
 Income taxes                                         $   6,000   $  10,000   $   20,000
                                                      =========   =========   ==========
SUPPLEMENTAL SCHEDULES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Cost of intangible assets included in accounts
  payable                                             $      --   $      --   $   88,000
                                                      =========   =========   ==========
Issuance of common stock for acquisitions             $      --   $      --   $  950,000
                                                      =========   =========   ==========
Note payable incurred for acquisition of assets       $      --   $      --   $1,139,000
                                                      =========   =========   ==========
Issuance of Series B Convertible Preferred Stock in
 exchange for amount due to parent                    $      --   $      --   $1,200,000
                                                      =========   =========   ==========
Preferred stock issued for preferred stock dividend   $      --   $      --   $  112,000
                                                      =========   =========   ==========
Cancellation of common stock to settle
 outstanding receivable                               $ 367,000   $      --   $       --
                                                      =========   =========   ==========
Issuance of warrants in connection with certain
 promissory notes                                     $ 100,000   $      --   $       --
                                                      =========   =========   ==========

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

              Carrier Commissions Receivable

              Carrier commissions receivable are due from cellular carriers for new cellular telephone line activations done by the Company. The commissions are earned only after the cellular telephone user has remained on the cellular telephone network for a specified period of time (vesting period). The Company records an allowance, as a reduction to carrier commissions receivable, for estimated cancellations of cellular service by the user prior to the end of the aforementioned vesting period. Although there is a short-term vesting period for which the Company must wait in order to receive its commission, the Company believes that the revenue process has been completed and recognizes the revenue over the estimated life of the phone line, typically twelve months.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

              Debt Issuance Costs

              Costs incurred relating to the issuance of debt are deferred and are being amortized over the life of the related debt. The amortization of debt issuance costs included in interest expense was $83,000, nil and nil in 1998, 1997 and 1996, respectively.

              Revenue Recognition

              Revenues related to providing cellular telephone services are recognized as the service is provided. Debit card revenue is recognized over the estimated period in which the Company provides debit telephone service to its customers.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Advertising Costs
              The Company expenses costs of advertising and promotions as incurred. Advertising expenses included in selling, general and administrative expenses for the years ended December 31, 1998, 1997 and 1996 were approximately $308,000, $132,000 and $153,000, respectively.

              Income Taxes
              The Company filed its federal income tax returns on a consolidated basis with its former parent through April 1996, the date of its initial public offering ("IPO"). Subsequent to April 1996, the Company's income tax returns are being filed separately.

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

              Loss Per Common Share
              Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No. 128. Diluted loss per common share is the same as basic loss per common share for the years ended December 31, 1998, 1997 and 1996. Unexercised stock options to purchase 699,000, 365,000 and 281,000 shares of the Company's common stock as of December 31, 1998, 1997 and 1996, respectively, were not included in the computations of diluted earnings per share because their effect would have been antidilutive as a result of the Company's losses.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -      LIQUIDITY

              The Company has incurred cumulative net losses of approximately $28,350,000 through December 31, 1998 and has a working capital deficit of approximately $16,100,000 at December 31, 1998. In February 1999, the Company completed a $15,000,000 private placement of equity issuing an aggregate of 15,000 shares of Series C Convertible Preferred Stock (Note 19). Long-term liquidity is dependent on the Company's ability to attain profitable operations.

NOTE 4 -      ACQUISITIONS

              In April 1996, the Company completed its acquisition of substantially all of the assets of its only franchisee, Summit Assurance Cellular Inc. and its subsidiaries and affiliates (Summit). The purchase price was $3,563,000, comprised of $335,000 in cash, the assumption of $669,000 of accounts payable and $656,000 of notes payable, the issuance of a promissory note for $953,000, the issuance of 300,000 shares of the Company's common stock valued at fair market value of $3.125 per share and warrants to purchase an aggregate of 300,000 shares of the Company's common stock at prices of $3.00, $4.00 and $5.00 per share, respectively, for each 100,000 shares. These warrants were valued at $13,000, which represents the excess of the fair market value of the common stock over the exercise price on the date of issuance. The warrants vested immediately and expire in 2000.

              In 1998, the Company received 100,000 shares of its common stock which was issued in the Summit acquisition and assumed a $150,000 liability of Summit, in payment for the remaining balance of the note receivable from Summit. In addition, the Company issued to Summit a warrant for the purchase of 100,000 shares exercisable at $5 per share and expiring in 2001.

              The following unaudited pro forma condensed consolidated statement of operations for 1996 gives effect to the acquisition of Summit as if it had occurred on January 1, 1996:

Revenues                                                           $ 21,784,000
                                                                   ============
Net loss                                                           $ (9,269,000)
                                                                   ============
Net loss applicable to common stockholders                         $ (9,382,000)
                                                                   ============
Basic and diluted loss per common share                            $      (2.25)
                                                                   ============

NOTE 5 -      PREPAID EXPENSES AND OTHER CURRENT ASSETS

              Prepaid expenses and other current asset consist of the following at December 31, 1998 and 1997:

                                                       1998              1997
Prepaid telephone line charges                      $  732,000        $   88,000
Prepaid access fees                                    878,000            33,000
Marketable securities                                  408,000
Other                                                   12,000             6,000
                                                    ----------        ----------
                                                    $2,030,000        $  127,000
                                                    ==========        ==========

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -      TELECOMMUNICATIONS AND OFFICE EQUIPMENT

              Telecommunications and office equipment consist of the following at December 31, 1998 and 1997:

                                                       1998             1997
Telecommunications equipment                        $2,504,000        $2,341,000
Office equipment                                     1,411,000           835,000
                                                    ----------        ----------
                                                     3,915,000         3,176,000
Accumulated depreciation                             2,790,000         2,191,000
                                                    ----------        ----------
                                                    $1,125,000        $  985,000
                                                    ==========        ==========

              Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $604,000, $650,000 and $902,000, respectively.

NOTE 7 -      INTANGIBLE ASSETS

              Intangible assets consist of the following at December 31, 1998 and 1997:

                                                      1998               1997
Goodwill                                           $8,426,000         $8,426,000
Covenant not to compete                               142,000            142,000
Rental car agreement                                  520,000            520,000
Debt issuance costs                                   171,000
                                                   ----------         ----------
                                                    9,259,000          9,088,000
Accumulated amortization                            2,266,000          1,537,000
                                                   ----------         ----------
                                                   $6,993,000         $7,551,000
                                                   ==========         ==========

              Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $619,000, $642,000 and $782,000, respectively.

NOTE 8 -      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

              Accrued expenses and other current liabilities consist of the following at December 31, 1998 and 1997:

                                                     1998                1997

Sales and other taxes                              $4,428,000         $3,174,000
Payroll and payroll taxes                             124,000            137,000
Commissions                                           222,000            166,000
Other                                               1,379,000            435,000
                                                   ----------         ----------
                                                   $6,153,000         $3,912,000
                                                   ==========         ==========

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -      NOTES PAYABLE

              Notes payable consist of the following at December 31, 1998 and 1997:

                                                                               1998                  1997
Promissory note bearing interest at 8% per annum and
 payable in semi-annual principal installments of
 $225,000 through May 2000. The note is collateralized by
 certain of the Company's assets.                                           $  675,000           $ 1,125,000

Promissory notes bearing interest at 10%
 per annum and payable in monthly installments
 of $8,500 through March 2002.                                                 281,000               362,000

Promissory notes bearing interest at prime rate (7.75%
 at December 31, 1998) plus 2.50% per annum and payable
 on or before July 1, 1999. The notes include
 warrants to purchase 400,000 shares of the Company's common
 stock at $5.00 per share through April 2003.                                3,975,000

Convertible debt bearing interest at 5% per annum.
 Interest is payable quarterly, with principal, due
 in May 2005. The debt may be converted into
 shares of the Company's common
 stock, at $5.00 per share.                                                  2,400,000

Promissory note, to former parent, bearing interest at
 Prime (7.75% at December 31, 1998) plus 2% per annum
 payable quarterly, with principal, due in November 1999.                     1,411,000                   --
                                                                     ------------------   -------------------
                                                                             8,742,000             1,487,000
Less current portion                                                         5,913,000               530,000
                                                                     ------------------   -------------------
                                                                           $ 2,829,000            $  957,000
                                                                     ==================   ===================

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -      NOTES PAYABLE (CONTINUED)

              Aggregate future principal payments are as follows:

Year Ending December 31,
1999                                                 $ 5,913,000
2000                                                     310,000
2001                                                      94,000
2002                                                      25,000
2003
Thereafter                                             2,400,000
                                              -------------------
                                                     $ 8,742,000
                                              ===================

NOTE 10 -     STOCKHOLDERS' EQUITY (DEFICIENCY)

              The Company has reserved for issuance 3,316,000 shares of its common stock relating to common stock purchase warrants outstanding as of December 31, 1998, at prices ranging from $2.50 to $7.09 per share.

              In August and September 1997, the Company sold an aggregate of 407,000 units, at $3.00 per unit, through a private placement that included various members of the Company's management. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $3.00 per share. During December 1996, the Company entered into an agreement to sell an aggregate of 500,000 units, at $3.00 per unit, through a private placement. In December 1996, 250,000 units were sold, and the remaining 250,000 units were sold in January 1997.

              In August 1996, the Company sold 500,000 shares of Series B Convertible Preferred Stock (Series B) for $10 per share through a private placement, including 250,000 shares purchased by its former parent, Shared Technologies Fairchild Inc. (STFI). Each share of Series B, which pays no dividends was convertible into a minimum of 2.50 shares and a maximum of 3.33 shares of the Company's common stock, subject to certain adjustments. In addition, in 1996, the Company paid $125,000 and issued warrants to purchase 240,000 shares of common stock, at an exercise price of $3.00 per share, to a firm which provided advisory services to the Company. This advisory firm in which two of its principals are directors of the Company, was a party to the sale of 250,000 shares of Series B. During 1997, the Series B stockholders converted their shares into an aggregate of 1,667,000 shares of the Company's common stock. Upon conversion of the Series B shares, the holders received one warrant per common share to purchase an additional share of the Company's common stock at an exercise price of $3.00 per share.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -     STOCK OPTION PLANS

              The Board of Directors adopted, and the Company's stockholders approved, as amended, a stock option plan (the Plan) pursuant to which 825,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted to officers, employees, consultants and directors of the Company. Options issued under the Plan are nonqualified stock options (NSO's) and the Board of Directors (Committee) will grant NSO's at an exercise price which is not less than the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. At December 31, 1998, options to purchase 657,000 shares of common stock were outstanding.

              The Board of Directors adopted, and the stockholders approved, the Company's 1994 Director Option Plan (the Director Plan), as amended, pursuant to which 100,000 shares of the Company's common stock are reserved for issuance upon the exercise of options to be granted to non-employee directors of the Company. Under the Director Plan, an eligible director will automatically receive, at the commencement of the Director's one-year term, nonstatutory options to purchase 4,000 shares of the Company's common stock at an exercise price equal to the fair market value of such shares at the time of grant. Each such option vests ratably over a one-year period following the grant and is exercisable within the ten years from the date of grant, but generally may not be exercised more than 90 days after the date the director ceases to serve as a director of the Company. At December 31, 1998, options to purchase 42,000 shares of the Company's common stock were outstanding under the Director Plan.

              The activity in the Plan and the Director Plan are as follows:

                                                                   Exercise Price Per Share
                                                       Number of                             Weighted
                                                        Options             Range            Average
                                                     ---------------   -----------------   -------------
Balance outstanding, January 1, 1996                        231,000     $     1.63-5.00         $  3.45
Granted                                                      55,000           2.75-4.75            3.69
Expired                                                     (5,000)                3.68            3.68
                                                     ---------------   -----------------   -------------
Balance outstanding, December 31, 1996                      281,000           1.63-5.00            3.33
Granted                                                      93,000           2.13-2.50            2.15
Expired                                                     (9,000)           3.68-5.00            4.22
                                                     ---------------   -----------------   -------------
Balance outstanding, December 31, 1997                      365,000           1.63-4.75            3.01
Granted                                                     380,000           5.56-7.13            5.60
Exercised                                                 (28,000)           2.13-4.75            2.75
Expired                                                    (18,000)           2.13-6.50            4.10
                                                     ---------------   -----------------   -------------
Balance outstanding, December 31, 1998                      699,000    $      1.63-7.13         $  4.38
                                                     ===============   =================   =============
Exercisable, December 31, 1998                              292,000    $      1.63-7.13         $  3.36
                                                     ===============   =================   =============

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -     STOCK OPTION PLANS (CONTINUED)

              The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                             1998              1997                1996
Net loss applicable to common stockholders:
As reported                                            $  (11,646,000)   $   (3,695,000)   $   (8,908,000)
Pro forma                                                 (12,009,000)       (3,770,000)       (8,920,000)
Net loss per share applicable to common stockholders:
As reported                                                     (1.58)             (.63)            (2.18)
Pro forma                                                       (1.63)             (.64)            (2.19)

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rate of 5%, 6% and 6%, respectively; no dividend yield; expected lives of 3 to 10 years; and expected volatility of 91%, 64% and 62%, respectively.

NOTE 12 -     LOSS ON DISCONTINUED PRODUCT LINE

              During 1997, the Company completed the transition of the existing in-car rental accounts to portable rentals. In conjunction with this transition, the Company attempted to develop alternate uses for the in-car cellular telephones as well as the capitalized software associated with the in-car cellular rental business. Although management believes that there are viable uses for such assets, the probability that such uses will be successful is not known. As a result, the Company reduced the in-car cellular phones and the capitalized software to net realizable value and classified them on the balance sheet as assets held for disposition. The company wrote-off the balance of the in-car cellular phones during the year ended December 31, 1998.

NOTE 13 -     SAVINGS AND RETIREMENT PLAN

              In June 1996, the Company formed a savings and retirement plan (the Plan) which covers substantially all eligible employees. Participants in the Plan may elect to make contributions up to a maximum of 20% of their compensation. For each participant, the Company will make a matching contribution of one-half of the participant's contributions, up to 5% of the participant's compensation. Matching contributions may be made in the form of the Company's common stock and are vested at the rate of 33% per year based on years of employment. Prior to the formation of the Plan, the Company participated in a plan maintained by its former parent STFI. Matching contributions in STFI's plan were made in STFI common stock. For the years ended December 31, 1998, 1997 and 1996, the Company's matching contributions were $104,000, $71,000 and $40,000, respectively.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -     INCOME TAXES

              A reconciliation of income tax benefit, to the federal statutory rate follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                        1998     1997     1996
                                                        ----     ----     ----
Income tax benefit on reported pretax
 loss at federal statutory rate                         (34.0)%  (34.0)%  (34.0)%
State net operating losses                              (6.0)     (6.0)    (6.0)
Net operating loss carryforward not recognized          40.0      40.0     40.0
                                                        ----      ----     ----
Income taxes                                             0.0%      0.0%     0.0%
                                                        ====      ====     ====

              At December 31, 1998 and 1997, the Company recorded net deferred tax assets of approximately $9,702,000 and $5,511,000, respectively, and valuation allowances in the same amounts. The valuation allowances were increased by $4,191,000, $1,111,000 and $3,296,000, respectively, for the years ended December 31, 1998, 1997 and 1996, respectively. SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income.

              The net deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                         1998            1997

Deferred tax assets:
Net operating loss carryforwards                     $ 9,289,000    $ 5,164,000
Allowance for doubtful accounts                          367,000        390,000
Asset basis difference, intangible assets                 57,000
                                                     -----------    -----------
                                                       9,713,000      5,554,000
                                                     -----------    -----------
Deferred tax liabilities, asset basis
 difference for equipment and intangible assets          (11,000)       (43,000)
                                                     -----------    -----------
Deferred tax asset, net                                9,702,000      5,511,000
Valuation allowance for deferred tax asset            (9,702,000)    (5,511,000)
                                                     -----------    -----------
                                                     $        --    $        --
                                                     ===========    ===========

              At December 31, 1998, the Company has federal net operating loss carryforwards of approximately $23,223,000, which can be utilized against future taxable income and expire through the year 2018. Net operating losses available for state income tax purposes are less than those for federal purposes and generally expire earlier.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -     COMMITMENTS AND CONTINGENCIES

              The Company has leases for office facilities and equipment, which expire in various years through December 2002. Future aggregate minimum annual rental payments as of December 31, 1998 are as follows:

Year ending December 31
           1999                                            $       696,000
           2000                                                    688,000
           2001                                                    662,000
           2002                                                    112,000

              Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $558,000, $352,000 and $418,000, respectively. Leased equipment expense for the year ended December 31, 1998 was approximately $61,000.

              The Company, in the ordinary course of business, is a party to various legal actions, the outcome of which, in the opinion of management, will not have a material adverse effect on results of operations, cash flows or financial position of the Company.

              In connection with a vendor's requirement, the Company has a standby letter of credit with a bank in the amount of $400,000. This letter of credit expires March 29, 1999 and is collateralized by certain assets of the Company.

NOTE 16 -     DEPENDENCE UPON KEY RELATIONSHIPS AND MAJOR CUSTOMERS

              Approximately 24% and 12%, related to the debit segment, and 19% and 10%, related to the rental segment, of the Company's revenues for 1998 were attributable to four customers. Approximately 26%, related to the debit segment, and 24%, 13% and 11%, related to the rental segment, of the Company's revenues for 1997 were attributable to four customers. Approximately 21%, 16%, and 13%, related to the rental segment of the Company's revenues for 1996 were attributable to three customers. The agreements with these companies are terminable with cause and require written notification, typically effective upon relatively short notice. The termination of any one of these agreements would have a material adverse effect on the Company. In 1998, certain of the agreements relating to 36% and 26% of the Company's revenues in 1998 and 1997, respectively, were terminated.

NOTE 17 -     LOSS ON CONTRACT CANCELLATION

              In 1996, in connection with the transition of the in-car cellular phone service to portable rentals, the Company recognized a loss of approximately $980,000 relating to the cancellation of a contract for the production of certain in-car telecommunications equipment.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 -     LOSS ON DISTRIBUTOR CONTRACT

              During 1998, the Company entered into an agreement with SmarTalk TeleServices, Inc. ("SmarTalk") which designated the Company as the exclusive nationwide cellular service provider for SmarTalk's prepaid cellular phone program with respect to certain retail distributor channels, including nationwide retail stores and television infomercials. The agreement required SmarTalk to provide the cellular phone to the customer and the Company to provide all services relating to the activation of the phone, including, but not limited to, the maintenance of all individual phone lines. Subsequent to the inception of the nationwide program, SmarTalk incurred financial difficulties and eventually filed for bankruptcy protection. Prior to the filing, STC entered into a new agreement (the "Transition Agreement") pursuant to which the Company and SmarTalk agreed to terminate their relationship through a brief transition period.

              Subsequent to signing of the Transition Agreement, SmarTalk failed to pay to the Company all amounts due under such agreement. As a result of its problems with SmarTalk, the Company elected to take a write-off of certain assets in 1998. In addition, the Company reclassified expenses incurred during the fourth quarter of 1998, in connection with the SmarTalk problems.

NOTE 19 -     SUBSEQUENT EVENT

              On February 5, 1999, the Company completed a $15 million private placement, issuing an aggregate of 15,000 shares of a new Series C Convertible Preferred Stock, $.01 par value, and warrants to purchase an aggregate of 300,000 shares of common stock, at $9 per share. Each share of Series C Convertible Preferred Stock is convertible into common stock of the Company based upon certain formulas and limitations. The warrants expire in February 2004 and are subject to mandatory exercise, subject to certain conditions. The Company has the right to require conversion of all of the outstanding shares of Series C Convertible Preferred Stock at any time after February 5, 2000, if the closing bid price for the Company's common stock is greater than $15 for fifteen consecutive trading days. The Series C Convertible Preferred Stock may be redeemed by the holder upon certain events.

NOTE 20 -     SEGMENT INFORMATION

              The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

              Segment information listed below reflects the three principal business units of the Company (as described in Note 1). Each segment is managed according to the products which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker
              (CODM). The Company's CODM uses segment information relating to the operations of each segment, however, segment balance sheet data is not prepared or used by the CODM.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 -     SEGMENT INFORMATION (CONTINUED)

              Operating segment information for 1998, 1997, and 1996 is summarized as follows:

                             RENTAL           DEBIT        ACTIVATION      CORPORATE      CONSOLIDATED
1998
 Revenues                 $ 14,037,000    $ 12,737,000    $  1,426,000    $         --    $ 28,200,000
                          ============    ============    ============    ============    ============
 Operating loss           $   (777,000)   $ (5,942,000)   $   (365,000)   $ (3,604,000)   $(10,688,000)
 Interest expense                                                              (952,000)       (952,000)
                          ------------    ------------    ------------    ------------    ------------
 Loss before
  income taxes            $   (777,000)   $ (5,942,000)   $   (365,000)   $ (4,556,000)   $(11,640,000)
                          ============    ============    ============    ============    ============

                             RENTAL           DEBIT        ACTIVATION      CORPORATE      CONSOLIDATED

1997
 Revenues                 $ 15,242,000    $  6,299,000    $  2,657,000    $         --    $ 24,198,000
                          ============    ============    ============    ============    ============
 Operating income (loss)  $   (965,000)   $  1,471,000    $     86,000    $ (4,045,000)   $ (3,453,000)
 Interest expense                                                             (232,000)       (232,000)
                          ------------    ------------    ------------    ------------    ------------
 Income (loss) before
  income taxes            $   (965,000)   $  1,471,000    $     86,000    $ (4,277,000)   $ (3,685,000)
                          ============    ============    ============    ============    ============

                             RENTAL           DEBIT        ACTIVATION      CORPORATE      CONSOLIDATED

1996
 Revenues                 $ 16,339,000    $  1,516,000    $  3,059,000    $         --    $ 20,914,000
                          ============    ============    ============    ============    ============
 Operating loss           $ (2,920,000)   $    (96,000)   $   (160,000)   $ (3,712,000)   $ (6,888,000)
 Interest expense                                                             (906,000)       (906,000)
 Other expense                (980,000)                                                       (980,000)
                          ------------    ------------    ------------    ------------    ------------
 Loss before
  income taxes            $ (3,900,000)   $    (96,000)   $   (160,000)   $ (4,618,000)   $ (8,774,000)
                          ============    ============    ============    ============    ============

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1997 and 1996

                                                      Balance at         Charged to                            Balance at
                                                      Beginning          Costs and                                End
          Description                                  of Year            Expenses        Deductions (1)        of Year
          -----------                               ---------------    ---------------    ---------------    ---------------
YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts                     $      991,000     $    1,579,000     $    1,674,000     $      896,000
                                                    ===============    ===============    ===============    ===============
YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts                     $    1,392,000     $    1,341,000     $    1,742,000     $      991,000
                                                    ===============    ===============    ===============    ===============
YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful accounts                     $      685,000     $    1,772,000     $    1,065,000     $    1,392,000
                                                    ===============    ===============    ===============    ===============

(1) Represents write off of uncollectible accounts, net of recoveries.

                                    PART III
ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11

EXECUTIVE COMPENSATION

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company incorporates by reference items 10, 11, 12, and 13 in its Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1999 (to be filed with the Securities and Exchange Commission on or before April 30,
1999).

                                     PART IV

ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a) FINANCIAL STATEMENTS

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1998 and 1997.

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Consolidated Financial Statements.

Financial Statement Schedules: Schedule II.

(b) REPORTS ON FORM 8-K

     On February 12, 1999, the Company filed a report on Form 8-K, Item 5, detailing that the Company entered into an agreement on February 5, 1999 to close on a $15 million private placement of equity with 20 investors, led by Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, and a number of European-based institutional investors. Oakes, Fitzwilliams & Co. S.A. of London acted as placement agent for the Company in connection with the sales to the European investors.

     Pursuant to a Securities Purchase Agreement entered into between the Company and the investors (the "Securities Purchase Agreement"), the Company issued an aggregate of 15,000 shares of a new Series C Convertible

Preferred Stock, $.01 per share, and Warrants to purchase an aggregate of 300,000 shares of Common Stock, $.01 par value, of the Company. Each share of Series C Convertible Preferred Stock is convertible into Common Stock of the Company in accordance with the formula described below. The Company intends to use the proceeds from the offering to repay approximately $5.5 million of outstanding indebtedness and for general corporate purposes.

     Description of Series C Convertible Preferred Stock. The following description of the rights and preferences of the Series C Convertible Preferred Stock is a summary, and is qualified in its entirety by reference to the entire text of the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock (the "Certificate of Designation"), which is attached as an exhibit to this Current Report on Form 8-K.

          Voting. The holders of shares of Series C Convertible Preferred Stock are not entitled to vote with respect to the business, management or affairs of the Company.

          For so long as any shares of Series C Convertible Preferred Stock are outstanding, the following matters, however, will require the approval of the holders of at least two-thirds of the then-outstanding shares of Series C Convertible Preferred Stock:

               (i) altering, changing, modifying or amending the terms of the Series C Convertible Preferred Stock or the terms of any other stock of the Company so as to adversely affect the Series C Convertible Preferred Stock;

               (ii) creating any new class or series of capital stock having a preference over or ranking pari passu with the Series C Convertible Preferred Stock as to redemption or distribution of assets upon a Liquidation Event (as defined in the Certificate of Designation) or any other liquidation, dissolution or winding up of the Company;

               (iii) increasing the authorized number of shares of Series C Convertible Preferred Stock;

               (iv) reissuing any shares of Series C Convertible Preferred Stock which have been converted or redeemed in accordance with the terms of the Certificate of Designation;

               (v) issuing any Pari Passu Securities or Senior Securities (each as defined in the Certificate of Designation) (other than non-convertible debt securities or debt securities which are convertible into or exchangeable for Common Stock of the Company or any other equity or convertible security of the Company junior to the Series C Convertible Preferred Stock);

               (vi) redeeming, declaring, paying or making any provision for any dividend or distribution with respect to the Common Stock of the Company or any other capital stock of the Company ranking junior to the Series C Convertible Preferred Stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company; and

               (vii) issuing any Series C Convertible Preferred Stock except pursuant to the terms of the Securities Purchase Agreement, a copy of which is filed as an exhibit to this Current Report on Form 8-K.

          Dividends. The Series C Convertible Preferred Stock will not bear dividends.

          Liquidation. Upon the liquidation, dissolution or winding up of the Company, the holders of Series C Convertible Preferred Stock, before any distribution to the holders of Junior Securities (as defined in the Certificate of Designation) but after payment to holders of Senior Securities, will be entitled to receive an amount equal to the Stated Value (defined below) plus the Premium (defined below) accrued on its Series C Convertible Preferred Stock in accordance with the terms of the Certificate of Designation (the "Liquidation Preference").

          Conversion. Each share of Series C Convertible Preferred Stock is convertible into shares of Common Stock of the Company in accordance with the following formula:

         Number of Shares of       Stated Value plus accrued Premium
                               =  -----------------------------------
         Common Stock Issuable             Conversion Price

The "Stated Value" is equal to $1,000 per share. The "Premium" is equal to 6%, payable in Common Stock or cash, at the Company's option (subject to certain conditions), upon conversion. The "Conversion Price" is equal to the lesser of $7 and the Variable Conversion Price. The "Variable Conversion Price" is equal to the average of the lowest Closing Bid Prices (as defined in the Certificate of Designation) for the Common Stock of the Company on any five (5) consecutive trading days during the period of fifteen (15) trading days immediately prior to the conversion date. If the Company's Common Stock trades above $11 per share (subject to adjustment upon the occurrence of certain events, including but not limited to a stock split or dividend or a merger or consolidation of the Company) for ten (10) consecutive days, and if at all times during such period, certain conditions set forth in the Certificate of Designation are satisfied, the Conversion Price will be equal to $7 thereafter.

          If, following conversion, the Company fails to deliver shares of its Common Stock to an investor in accordance with the Certificate of Designation, it may incur monetary and other penalties (including, in certain circumstances, mandatory redemption of the Series C Convertible Preferred Stock).

          On February 5, 2004, all shares of Series C Convertible Preferred Stock then outstanding will be automatically converted into shares of Common Stock at the then-prevailing Conversion Price.

          Conversion Limitations. The number of shares of Common Stock issued upon conversion of all outstanding shares of Series C Convertible Preferred Stock may not exceed the following amounts during the periods specified (each, a "Conversion Limit Amount"):

                                                                     Conversion
                           Period                                   Limit Amount
         During the 1st Year Following the Issue Date                3,975,000
         During the 2nd Year Following the Issue Date                4,200,000
         During the 3rd Year Following the Issue Date                4,425,000
         During the 4th Year Following the Issue Date                4,650,000
         Following the 4th Anniversary of the Issue Date             4,875,000

The Conversion Limit Amount is subject to adjustment in accordance with the terms of the Certificate of Designation. In addition, until the Company obtains the approval of the holders of a majority of the Company's outstanding Common Stock, the number of shares of Common Stock issued upon conversion of Series C Convertible Preferred Stock or exercise of the Warrants may not exceed 19.99% of the number of shares of Common Stock outstanding on February 5, 1999, or 1,512,661 shares. The Company has agreed to seek such stockholder approval (the "Stockholder Approval") at a meeting of stockholders to be held no later than May 31, 1999. As of the date of this Current Report, but for the limitation described in the second preceding sentence, the 15,000 shares of Series C Convertible Preferred Stock would be convertible into approximately 2,142,857 shares of Common Stock of the Company, or 28% of the total number of shares of Common Stock issued and outstanding on February 5, 1999. Further, the total number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Warrants as of the date of this Current Report, but for the aforementioned limitation, would be approximately 2,442,857 shares, or 32% of the total number of shares of Common Stock issued and outstanding on February 5, 1999.

          Mandatory Conversion. The Company has the right to require conversion of all of the outstanding shares of Series C Convertible Preferred Stock at any time after February 5, 2000 if the Closing Bid Price for the Company's Common Stock is greater than $15.00 for fifteen (15) consecutive trading days, subject to satisfaction of certain conditions set forth in the Certificate of Designation.

          Mandatory Redemption. Each purchaser of Series C Convertible Preferred Stock will have the right upon the occurrence of a Mandatory Redemption Event (as such term is defined in the Certificate of Designation, which term includes, among other things, failure to receive the Stockholder Approval by May 31, 1999 ), to require the Company to redeem all or any part of such purchaser's Series C Convertible Preferred Stock for a price (the

"Mandatory Redemption Price") equal to the greater of (a) the Liquidation Preference of the shares being redeemed multiplied by 115% and (b) an amount calculated on the basis of the applicable Conversion Price and the price at which the Common Stock of the Company is then trading.

          If the Corporation fails to pay the Mandatory Redemption Price within ten (10) business days of the mandatory redemption date, the holder of Series C Convertible Preferred Stock shall have the right to regain its rights as such a holder and, upon written notice to such effect from the holder, the Company shall return to such holder the certificates representing the Series C Convertible Preferred Stock delivered to the Company in connection with the mandatory redemption. In such event, the Conversion Price otherwise applicable to future conversions of the Series C Convertible Preferred Stock shall be reduced by one percent for each day beyond such tenth business day in which the failure to pay continued, until the date of such notice, but the maximum reduction of the Conversion Price shall be fifty percent.

          Optional Redemption. The Company will have the right, upon the satisfaction of certain Optional Redemption Conditions (as defined in the Certificate of Designation), to redeem any Series C Convertible Preferred Stock submitted for conversion at a Conversion Price that is less than $7 (subject to adjustment upon the occurrence of certain events set forth in the Certificate of Designation) for a price equal to an amount representing an annualized return of 110% on the Stated Value of the Series C Convertible Preferred Stock being redeemed, plus accrued Premium.

          Preemptive Rights. Pursuant to the Securities Purchase Agreement, each purchaser of the Series C Convertible Preferred Stock will have the right, upon the issuance of certain equity securities by the Company, to either purchase a pro rata share of such securities or, at the option of such purchaser, to exchange all or any part of such purchaser's shares of Series C Convertible Preferred Stock for an equal amount of such securities.

          Description of the Warrants. Pursuant to the Securities Purchase Agreement, each investor received a Warrant for the purchase of 20,000 shares of Common Stock of the Company for each $1 million of Series C Convertible Preferred Stock issued. The Warrants are exercisable at $9 per share (subject to adjustment upon the occurrence of certain events set forth in the Warrants). The Warrants will expire five (5) years after the date of issuance, and are subject to mandatory exercise, subject to certain conditions set forth therein, if the Company's Common Stock trades at or above $18 per share (subject to adjustment upon the occurrence of certain events set forth in the Warrants) for five (5) consecutive trading days. Cashless exercise is permitted under the terms of the Warrants and is required for any exercise after February 5, 2001.

          If, following exercise of the Warrants, the Company fails to deliver shares of its Common Stock to an investor in accordance with the terms of the Warrants, it may incur monetary and other penalties.

     Description of the Registration Rights Agreement. In accordance with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors, pursuant to which the Company is required, within thirty (30) days after February 5, 1999, to file with the Securities and Exchange Commission a registration statement on Form S-3 covering the resale of the Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Warrants. The Company may incur monetary and other penalties (including in certain circumstances mandatory redemption of the Series C Convertible Preferred Stock) in the event that such registration statement is not filed within such 30-day period or declared effective in accordance with the terms of the Registration Rights Agreement, or if such registration statement becomes unavailable for the resale of shares of Common Stock of the Company and such unavailability continues for a period set forth in the Registration Rights Agreement.

The Company included exhibits 4.1, 4.2, 4.3 and 4.4, in accordance with form 8-K, item 5. The exhibits included the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock, the Securities Purchase Agreement, the Registration Rights Agreement and the Form of Warrant to Purchase Common Stock of the Company, all dated January 28, 1999.

(c) EXHIBITS

EXHIBIT NO.                DESCRIPTION OF EXHIBIT
-----------                ----------------------
3.(i)     Second Restated Certificate of Incorporation, dated June 25, 1998.

3.(ii)    Restated By-laws. Incorporated by reference from Exhibit 3.(ii) to the
          Company's Quarterly Report on Form 10-Q dated May 15, 1998.

4.1       Specimen of Common Stock Certificate. Incorporated by reference from exhibit 4.2 to the Company's Registration Statement of Form SB-2 filed with Amendment No. 3 to such Registration Statement dated January 27,
          1995.

4.2       Certificate of Designations, Preferences and Rights of Series B
          Convertible Preferred Stock of Shared Technologies Cellular, Inc.
          dated August 19, 1996. Incorporated by Reference from Exhibit 4.1 to the Company's Form 8-K dated August 19, 1996 and filed September 5,
          1996.

4.3       Series B Convertible Preferred Stock Purchase Agreement by and between
          International Capital Partners, Inc. and the Company dated August 19,
          1996 (agreement between STFI and the Company is substantially the same), including form of Common Stock Warrant. Incorporated by Reference from Exhibit 4.2 to the Company's Form 8-K dated August 19,
          1996 and filed September 15, 1996.

4.4       Equity Holders Agreement by and among International Capital Partners,
          Inc., Zeisiger Capital Group, LLC and Shared Technologies Fairchild
          Inc. dated August 19, 1996. Incorporated by Reference from Exhibit 4.3 to the Company's Form 8-K dated August 19, 1996 and filed September
          15, 1996.

4.5       Purchase Agreement, Common Stock Warrant Certificate and Option
          Agreement by and among RHI Holdings, Inc., and the Company dated
          December 27, 1996. Incorporated by Reference from Exhibit 4.1, 4.2,
          4.3 respectively to the Company's Form 8-K dated December 27, 1996, and filed January 22, 1997.

4.6       Pledge Agreement, dated as of April 15, 1998, by and between Shared
          Technologies Cellular, Inc., as Pledgor, Anthony D. Autorino and
          Salomon Brothers Holding Company Inc. as Lenders and Salomon Brothers
          Holding Company Inc. as Collateral Agent. Incorporated by Reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q dated
          May 15, 1998.

4.7 Form of Registration Rights Agreement dated as of April 15, 1998, between Shared Technologies Cellular, Inc., and Salomon Brothers
          Holding Company Inc. Incorporated by Reference from Exhibit 4.4 to the
          Company's Quarterly Report on Form 10-Q dated May 15, 1998.

4.8 Form of Warrant Purchase Agreement, dated as of April 15, 1998, between Shared Technologies Cellular, Inc., and Salomon Brothers
          Holding Company Inc. Incorporated by Reference from Exhibit 4.5 to the
          Company's Quarterly Report on Form 10-Q dated May 15, 1998.

4.9       Form of Shared Technologies Cellular, Inc., Common Stock Purchase
          Warrant, dated April 15, 1998, in favor of Salomon Brothers Holding
          Company Inc. or its registered assigns. Incorporated by Reference from
          Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q dated May
          15, 1998.

4.10      Form of Subscription Agreement dated May 1998 between Shared
          Technologies Cellular, Inc., and the Purchasers (as defined therein), including form of Convertible Note. Incorporated by Reference from
          Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q dated May
          15, 1998.

4.11      Certificate of Designations, Preferences and Rights of the Series C
          Convertible Preferred Stock of Shared Technologies Cellular, Inc.
          dated January 28, 1999. Incorporated by Reference from Exhibit 4.1 to the Company's Form 8-K dated February 5, 1999 and filed February 12,
          1999.

4.12 Securities Purchase Agreement among the Company and the Purchasers dated as of January 28, 1999. Incorporated by Reference from Exhibit
          4.2 to the Company's Form 8-K dated February 5, 1999 and filed
          February 12, 1999.

4.13 Registration Rights Agreement among the Company and the Purchasers dated as of January 28, 1999. Incorporated by Reference from Exhibit
          4.3 to the Company's Form 8-K dated February 5, 1999 and filed
          February 12, 1999.

4.14 Form of Warrant to Purchase Common Stock of the Company issued to the Purchasers. Incorporated by Reference from Exhibit 4.4 to the
          Company's Form 8-K dated February 5, 1999 and filed February 12, 1999.

10.1      Agreement by and between the Hertz Corporation and the Company dated
          October 1, 1996. Incorporated by reference from Exhibit 10.1 to the
          Company's Form 10-K dated March 27, 1997.

10.2      Agreement by and between National Car Rental System, Inc. and the
          Company dated July 1, 1996. Incorporated by reference from Exhibit
          10.2 to the Company's Form 10-K dated March 27, 1997.

10.3 Lease Agreement by and between Putnam Park Associated and the Company dated January 1, 1995. Incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form SB-2 filed with Amendment
          No. 1 to such Registration Statement dated January 4, 1995.

10.4      Sample Customer Service Agreement. Incorporated by reference from
          Exhibit 10.15 to the Company's Registration Statement on Form SB-2 filed with Amendment No. 1 to such Registration Statement dated
          January 4, 1995.

10.5      Sample Customer Service Agreement. Incorporated by reference from
          Exhibit 10.16 to the Company's Registration Statement on Form SB-2 filed with Amendment No. 1 to such Registration Statement dated
          January 4, 1995.

10.6      Shared Technologies Cellular, Inc. Savings and Retirement Plan,
          Effective as of April 1, 1996. Incorporated by reference from Exhibit
          10.15 to the Company's Form 10-K dated March 27, 1997.

10.7 Agreement by and between Budget Rent A Car Corporation and the Company dated July 28, 1997. Incorporated by reference form Exhibit 10.16 to the Company's Form 10-K dated March 31, 1998.

10.8      Agreement by and between Thorn Americas, Inc. and the Company dated
          December 1, 1996. Incorporated by reference form Exhibit 10.17 to the
          Company's Form 10-K dated March 31, 1998.

10.9      1994 Stock Option Plan, as amended, November 11, 1998.

10.10     1994 Director Option Plan, as amended, November 11, 1998.

10.11*    Prepaid Cellular Reseller Agreement by and between the Company and MCI
          Telecommunications Corporation and WorldCom Technologies, Inc. dated
          February 19, 1999.

21        List of subsidiary of the registrant.

27        Financial Data Schedule

----------
* Confidential treatment as to certain portions has been requested until April 1, 2004. The copy filed as an exhibit omits the information subject to the confidentiality treatment.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SHARED TECHNOLOGIES CELLULAR, INC.
                         (Registrant)
          By
                         \s\ Anthony D. Autorino
                         Anthony D. Autorino
                         Chief Executive Officer and Director
                         Date:  March 30, 1999
          By
                         \s\ Vincent DiVencenzo
                         Vincent DiVincenzo
                         Chief Financial Officer and Director
                         Date:  March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Anthony D. Autorino                 By: /s/ William A. DiBella
Anthony D. Autorino                         William A. DiBella
Chief Executive Officer                     Director
and Director                                Date:  March 30, 1999
Date: March 30, 1999

By: /s/ Ajit G. Hutheesing                  By: /s/ Thomas H. Decker
Ajit G. Huthessing                          Thomas H. Decker
Director                                    Director
Date: March 29,1999                         Date:  March 29, 1999

By: /s/ Vincent DiVincenzo                  By: /s/ Nicholas E. Sinacori
Vincent DiVincenzo                          Nicholas E. Sinacori
Chief Financial Officer                     Director
and Director                                Date: March 29, 1999
Date: March 30,1999

By: /s/ Bruce Carswell
Bruce Carswell
Director
Date: March 29, 1999