Form 10-K/A
period 1998-12-31
SHARED TECHNOLOGIES CELLULAR INC
filed 1999-04-30
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               FORM 10-K/A No. 1

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

The number of shares outstanding of the registrant's Common Stock as of March 29, 1999

                 7,650,107 shares of Common Stock $.01 par value

                                    PART III

ITEM 10

                Directors and Executive Officers of the Company

        The Board of Directors currently consists of 7 members. The Company has filed with the Securities and Exchange Commission a preliminary proxy statement containing a proposal for submission to the Company's stockholders at the 1999 annual meeting of stockholders concerning the election of directors. Specifically, the proposal is to establish a classified Board of Directors, whereby the Company would have three classes of directors, each of which, after a transitional period commencing on the date of the 1999 annual stockholders meeting, would serve for three years, with one class being elected each year. All of the nominees at the next annual meeting of the Company's stockholder's are currently members of the Board of Directors, except for Victor Grillo, Sr., who is nominated to serve as the eighth member of the Board of Directors for a term to expire in 2001. The Company agreed to nominate Mr. Grillo for election as a director in connection with negotiations by the Company to acquire a privately held company of which Mr. Grillo is a principal. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below. The following table and narrative sets forth information regarding the principal occupation, other affiliations, committee memberships and age for each of the nominees for director of the Company.

                    BOARD NOMINEES FOR TERM TO EXPIRE IN 2000
                                     CLASS I

                                              DIRECTOR            POSITION WITH
DIRECTOR                            AGE        SINCE                 COMPANY
--------                            ---        -----                 -------
Nicholas E. Sinacori (2) .........  54         1996          Director

Bruce Carswell ...................  69         1998          Director


                    BOARD NOMINEES FOR TERM TO EXPIRE IN 2001
                                    CLASS II

                                              DIRECTOR            POSITION WITH
DIRECTOR                            AGE        SINCE                 COMPANY
--------                            ---        -----                 -------
William A. DiBella (2) (3)....      56          1993       Director

Vincent DiVincenzo (1)........      49          1993       Senior Vice President,
                                                           Chief Financial Officer,
                                                           Treasurer and Director

Victor Grillo, Sr.............      58           --        Nominee for Director

                           BOARD NOMINEES FOR TERM TO EXPIRE IN 2002
                                           CLASS III

                                              DIRECTOR            POSITION WITH
DIRECTOR                            AGE        SINCE                 COMPANY
--------                            ---        -----                 -------
Anthony D. Autorino (1).......      60          1989       Chairman, Chief Executive
                                                           Officer and Director

Thomas H. Decker (2) (3)......      58          1994       Director

Ajit G. Hutheesing (1)(3) ....      63          1995       Director

    (1)    Member of the Executive Committee.
    (2)    Member of the Audit Committee.
    (3)    Member of the Compensation Committee.


         ANTHONY D. AUTORINO has been Chairman, President and Chief Executive Officer of the Company since its formation in 1989. Mr. Autorino is a principal of CMD Ventures LLC, a private real estate management and development company. From January 1986 to March 1998, he was Chairman and Chief Executive Officer of Shared Technologies Fairchild Inc. ("STFI"), which owns 23.6% of the issued and outstanding Common Stock of the Company, and he was President of STFI from January 1986 to March 1996. From January 1985 to January 1986, he was Chairman and Chief Executive Officer of ShareTech, a joint venture between United Technologies Corporation and AT&T. He was President of United Technologies Building System Company from 1981 to 1984 and was its Chairman and Chief Executive Officer from 1984 to 1985. Mr. Autorino joined the Hamilton Standard Division of United Technologies in 1960, holding the positions of Vice President, Executive Vice President and President of the Division. Mr. Autorino was Chairman of the firearms manufacturer Colt's Manufacturing Company, Inc. and of its parent company, CF Holding Corp. from March 1990 to March 1992. Mr. Autorino serves on the board of directors of the Connecticut Children's Medical Center. He also serves on the boards of trustees of The Bushnell Memorial Theater in Hartford, Connecticut, and St. Joseph's College in West Hartford, Connecticut. Mr. Autorino is chairman of Global Interactive Communications Corporation, a private telecommunications services company.

         BRUCE CARSWELL was appointed a director of the Company in July 1998. Mr. Carswell has been a consultant to GTE Corporation since 1995, and has been a principal in the Cabot Advisory Group, a human resource firm, since June 1998. In 1995, he retired from GTE, having served in various capacities, including as Executive Director of the Office of the Chairman, as Senior Vice President of Human Resources and Administration, and as a member of the Board of Directors. He chaired one joint-venture Board of GTE, continues to serve as a director of another such Board, and provides consulting services to GTE. Mr. Carswell is a noted authority on human resource issues and labor law, with experience that includes congressional appointments to various commissions concerning business and labor. Mr. Carswell received a bachelor's degree from Colby College and a law degree from Cornell University.

         THOMAS H. DECKER has been a director of the Company since September 1994. Since September 1992, Mr. Decker has served as a Senior Vice President-Investments of Prudential Securities. From 1981 to September 1992, he served as a Senior Vice President at Tucker Anthony Incorporated.

         WILLIAM A. DIBELLA has been a director of the Company since September 1994. Mr. DiBella is currently a lobbyist and is a principal of CMD Ventures LLC., a private real estate management and development company. From 1981 to 1997, Mr. DiBella served as a Connecticut State Senator, including serving as Senate Majority Leader and Chairman of the Finance, Revenue and Bonding Committee. Mr. DiBella was a member of the Hartford City Council from 1971 to 1979 and Deputy Mayor from 1975 to 1977.

         VINCENT DIVINCENZO has been Treasurer of the Company since March 1989, Chief Financial Officer of the Company since February 1994, Senior Vice President of the Company since March 1998, and a director of the Company since March 1993. He is a principal of CMD Ventures LLC, a private real estate management and development company. From 1988 to 1998, Mr. DiVincenzo served STFI in many capacities, including as its Vice President-Finance from 1988 until 1993, its Senior Vice President-Administration and Finance from 1993 to March 1998, its Treasurer and Chief Financial Officer 1988 to March 1998, and as a director of STFI from 1992 to March 1998. From 1987 to 1988, Mr. DiVincenzo was Controller of KCR Technology, Inc., a research and development firm. From 1982 to 1986 he was employed by Lorlin Test Systems, formerly Eaton Corporation, last serving as Controller. Mr. DiVincenzo is a director of Global Interactive Corporation.

         VICTOR GRILLO, SR. is a nominee for director. Since 1997, Mr. Grillo has been Chief Executive Officer of DTR Associates Limited Partnership, a limited partnership engaged in the business of developing, marketing and distributing consumer products through direct response and retail distribution channels ("DTR"). From 1991 to 1997, Mr. Grillo was President of DTR.

         AJIT G. HUTHEESING has been a director of the Company since December of 1995. Mr. Hutheesing is the founder, Chairman and Chief Executive Officer of International Capital Partners, Inc. ("ICP"), a private investment management firm. Prior to starting ICP in 1988, he was Chairman of the Board and Director of Corporate Finance of The Sherwood Group. Before joining Sherwood, Mr. Hutheesing was with the J. Henry Schroder Corporation from 1975 to 1987 and held the position of Vice Chairman from 1982 to 1987. Prior to that time, Mr. Hutheesing spent ten years with the International Finance Corporation, a private sector investment banking arm of the World Bank. He also serves as a director of Counsel Corporation and Officeland, Inc.

         NICHOLAS E. SINACORI has been a director of the Company since August, 1996. He has served as Managing Partner of ICP since 1990. From 1985 to 1990, Mr. Sinacori was President of Westport Management, Inc., a private real estate investment company. From 1974 to 1985, he was Vice President and Treasurer of U.S. Industries, an international conglomerate. Mr. Sinacori also serves as a director of Ralin, Inc., Cambric Corporation, Beverage Marketing Technologies, Inc., Arrow Corporation and Tickets.com.

                               EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of the Company who are not also directors. The executive officers are elected annually by the Board of Directors following the Annual Meeting and serve at the discretion of the Board.

OFFICER                                        AGE                POSITION WITH COMPANY
-------                                        ---                ---------------------
Kenneth M. Dorros......................         39      Senior Vice President, General Counsel
                                                        and Secretary

Sean P. Hayes..........................         34      Executive Vice President

John Lovkay............................         61      President - Debit Division

Ismael G. Pinho........................         40      Controller

Jon F. Sorenson........................         36      President - Rental Division


         KENNETH M. DORROS has been Senior Vice President, General Counsel and Secretary of the Company since June of 1998. Previously, he served the Company as Counsel from October, 1997 to June, 1998. From March of 1989 to October of 1997, Mr. Dorros served as Vice President, General Counsel and Secretary of the Company. Mr. Dorros served as General Counsel and Secretary of Shared Technologies Fairchild Inc. ("STFI") from June, 1986 to March, 1998, where he was also a Senior Vice President from April, 1996 to March, 1998. Mr. Dorros received a bachelor's degree from Lehigh University and a Juris doctor from the Fordham University School of Law.

         SEAN P. HAYES has been an Executive Vice President of the Company since March, 1993. Between December, 1992 and March, 1993, he served as the Company's Director of Operations. From March, 1993 to August, 1996, Mr. Hayes served on the Company's Board of Directors. Prior to joining the Company, Mr. Hayes was employed by STFI, serving as Director of STFI's Data Division from 1990 to 1992 and as a Regional Business Manager from 1988 to 1990. He received a B.A. degree in business administration and computer information systems from New Hampshire College.

         JOHN LOVKAY has been President of the Company's Debit Division since February of 1999, and he served as Senior Vice President -- Corporate Operations from October of 1996 to February of 1999. From April, 1995 to October, 1996, Mr. Lovkay held the position of Vice President -- Operations Support. Prior to joining the Company, Mr. Lovkay was employed by STFI in the position of Senior Vice President -- Operations Analysis from August, 1994 to April, 1995. From December of 1992 to August of 1994, he was a software consultant, which position included work for Integrated Management Systems and DeSai Consulting Group. Mr. Lovkay was Executive Vice President and Chief Operating Officer of STFI from January of 1987 to December of 1992. He also served as President of the Hamilton Standard Division of United Technologies Corporation from 1984 to 1986. Mr. Lovkay holds a B.S. in electrical engineering from the Massachusetts Institute of Technology and an M.S. from the University of Connecticut.

         ISMAEL G. PINHO joined the Company as its Controller in May of 1995. From October, 1990 to May, 1995, he was Controller of F.L. Roberts & Company, Inc. a retailer and distributor of petroleum products. Mr. Pinho was Controller of Shapiro Equipment, a construction equipment company, from 1986 to 1990. Mr. Pinho holds a B.A. degree in accounting from the University of Connecticut.

         JON F. SORENSON has been President of the Company's Rental Division since November, 1995. From March, 1994 to November, 1995, Mr. Sorenson served as Chief Operating Officer of PTC Cellular, Inc. ("PTC"). The Company acquired substantially all of the assets of PTC in November of 1995. Prior to that, from December, 1992 to March, 1994, Mr. Sorenson was a Vice President of the S&S Companies, a national office beverage distribution and real estate company. From July, 1991 to December, 1992, he served as Executive Vice President of Cafeccino, Inc., a nationwide provider of office beverage services. Mr. Sorenson holds a B.A. degree in economics from the University of Maine.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock, to file reports of ownership and changes in ownership with the SEC and NASDAQ. Executive officers, directors and persons holding greater than ten percent of the Company's outstanding shares of Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        The Company knows of no delinquent filings under Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1998.

COMPENSATION OF DIRECTORS

        Directors who are not employees of the Company or its subsidiary receive cash compensation of $750 per board meeting attended ($400 if attended by teleconference) and $500 for each committee meeting attended ($400 if attended by teleconference), plus reimbursement of out-of-pocket expenses for attendance at each such meeting. Each non-employee director also receives an annual fee of $10,000, payable quarterly in arrears.

        Subject to approval by the Company's stockholders at the 1999 annual stockholders meeting, the Company's Director Option Plan will be amended to provide that each non-employee director will receive an option, at the beginning of each three-year term to which he is elected, to purchase 15,000 shares of the Company's Common Stock. Such options will have an exercise price equal to the fair market value of the Company's Common Stock at the time of their grant. Under the 1994 Director Option Plan as currently in effect, each non-employee director receives an option, at the beginning of each one-year term to which he is elected, to purchase 4,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock at the time of the grant.

ITEM 11.


                             EXECUTIVE COMPENSATION

1.      REPORT OF THE COMPENSATION COMMITTEE

        The Compensation Committee of the Board of Directors is responsible for establishing the compensation, including bonus and incentive arrangements, of the Company's Chief Executive Officer and for reviewing the compensation of other executive officers of the Company, as established by the Chief Executive Officer. Until April of 1998, the Chief Executive Officer received no cash compensation from the Company, but was instead paid by Shared Technologies Fairchild Inc. ("STFI"), which was acquired by Intermedia Communications, Inc. in March of 1998. Previously, STFI provided certain management services to the Company pursuant to a management agreement that expired in 1997.

        The Compensation Committee makes appropriate recommendations concerning executive compensation, and it reports to the Company's Board of Directors. Under the supervision, approval and review of the Compensation Committee, the Company's compensation policies and programs are designed to motivate, retain and attract management with incentives linked to the financial performance of the Company and the value that is delivered to its stockholders. Specifically, the Company's policies and programs endeavor to (i) link executive compensation to sustainable increases in the financial performance of the Company, where possible, and where not possible, preservation or realization of stockholder value; (ii) provide rewards contingent upon Company performance; (iii) differentiate compensation based upon individual contributions; (iv) promote teamwork among executives and other Company employees; and (v) encourage the retention of a sound management team.

        Cash compensation at the Company consists of two components: (i) a base salary that is competitive with that of other companies paying at the median level of the market, and (ii) an annual incentive opportunity that is variable and is reflective of the financial performance of the Company and the individual performance of the executive officer. When high levels of performance are achieved, the level of cash compensation may exceed the median of the market. Conversely, when the Company or the individual falls short of the predetermined goals, the level of cash compensation may be substantially below the market median. The objective of this mix is to deliver total annual cash compensation competitive with compensation offered at other companies facing similar challenges for similar positions, while simultaneously linking the payment of the annual cash incentive to the achievement of specific objectives in the Company's annual operating plan as approved by the Board of Directors.

        The award and size of any performance bonus are based upon (i) the executive officer's performance against individual goals, and (ii) the performance of the Company against Company goals. Goals vary from year to year and, with regard to individual goals of executive officers, usually include both quantitative and qualitative factors. The Compensation Committee also occasionally awards special bonuses in connection with extraordinary transactions by the Company. The bonuses generally are awarded to individuals who make significant contributions towards consummation of the transactions.

        The Compensation Committee believes that stock option grants serve as a desirable, long-term method of compensation because they closely ally the interests of management with the preservation, enhancement and realization of stockholder value and serve as an additional incentive to promote the success of the Company.

        The Compensation Committee believes that the total compensation program for executives of the Company is on a level with the compensation programs provided by other companies facing similar challenges.

                                            Respectfully submitted,


                                            THOMAS H. DECKER
                                            WILLIAM A. DIBELLA
                                            AJIT G. HUTHEESING

2.  RECOMMENDATIONS OF THE CHIEF EXECUTIVE OFFICER

        The Chief Executive Officer recommends to the Compensation Committee the proposed compensation (other than his own) of each executive officer of the Company.

        In evaluating the performance of an executive officer and in formulating his recommendation to the Compensation Committee, the Chief Executive Officer adheres generally to the criteria and principles enunciated in the Compensation Committee's report set forth above, yet he relies most heavily on the following criteria employed by the Compensation Committee:

                  (a) the executive officer's influence on the performance of the Company through his or her management skills;

                  (b) the executive officer's skill in long range planning for the Company's future growth and activities; and

                  (c) the manner in which the executive officer positions the Company to succeed in the future.

                                        Respectfully submitted,


                                        ANTHONY D. AUTORINO
                                        Chairman and Chief Executive Officer


                           SUMMARY COMPENSATION TABLE

        The following table sets forth the annual and long-term compensation awarded or paid to or earned by the Company's Chief Executive Officer, as well as to each of the Company's other most highly paid executive officers who received compensation in excess of $100,000 for the fiscal year ended 1998 (of which there were only three such other executive officers). Collectively, the Chief Executive Officer and such other executive officers are referred to herein as the "Named Executive Officers."


                                                                    LONG TERM
                                                                   COMPENSATION
                                                                   ------------
                                                                      AWARDS
                                                                   ------------
                                                     ANNUAL
                                                  COMPENSATION      SECURITIES
                                                  ------------      UNDERLYING           ALL OTHER
NAME & PRINCIPAL POSITION              YEAR        SALARY ($)       OPTIONS (#)      COMPENSATION ($)
--------------------------             ----       ------------      ------------     ----------------
Anthony D. Autorino...............     1998         $163,822          150,000           $47,448(a)
Chairman and Chief                     1997                 (b)            --                  (b)
Executive Officer                      1996                 (b)            --                  (b)

Vincent DiVincenzo................     1998         $100,609(c)        50,000                  (c)
Senior Vice President, Treasurer and
Chief Financial Officer

Sean P. Hayes.....................     1998         $115,102           25,000                --
Executive Vice President               1997         $102,084               --                --

Jon F. Sorenson...................     1998         $105,584            5,000                --
President-Rental Division              1997         $102,300               --                --

(a)     Paid as reimbursement for life insurance premiums.

(b) Until April 1998, the Chief Executive Officer, Anthony D. Autorino, was paid by Shared Technologies Fairchild Inc., of which Mr. Autorino was Chairman and Chief Executive Officer, in accordance with a Management Agreement that is no longer in effect. In 1996, Mr. Autorino received from STFI a warrant to purchase 480,000 shares of the Company's Common Stock owned by STFI at an exercise price of $1.72 per share.

(c) Until April 1998, the Senior Vice President, Treasurer and Chief Financial Officer, Vincent DiVincenzo, was paid by Shared Technologies Fairchild Inc., of which he was Senior Vice President, Treasurer and Chief Financial Officer, in accordance with a Management Agreement that is no longer in effect. In 1996, Mr. DiVincenzo received from STFI a warrant to purchase 144,000 shares of the Company's Common Stock owned by STFI at an exercise price of $1.72 per share.

                        OPTION GRANTS IN LAST FISCAL YEAR

   The following table sets forth information on options granted during the fiscal year ended December 31, 1998 to the Named Executive Officers.

                                                                                         POTENTIAL REALIZED VALUE
                                                                                            @ ASSUMED RATES OF
                                                          INDIVIDUAL GRANTS              STOCK PRICE APPRECIATION
                                                          -----------------                  FOR OPTION TERM
                                              % OF TOTAL                                 ------------------------
                                               OPTIONS       EXERCISE
                                              GRANTED TO     OR BASE
                                OPTIONS      EMPLOYEES IN     PRICE      EXPIRATION
NAME                          GRANTED (#)        1998         ($/SH)        DATE         5% ($)            10% ($)
-----------------------------------------------------------------------------------------------------------------------
Anthony D. Autorino .......    100,000          28%            $5.50        3/26/08     $345,892          $876,558

Vincent DiVincenzo ........     50,000          14%            $5.50        3/26/08     $172,946          $438,279

Sean P. Hayes .............     25,000           7%            $5.73       10/27/08     $ 90,089          $228,304

Jon F. Sorenson ...........      5,000           1%            $5.50        3/26/08     $ 17,295          $ 43,828


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

   The following table sets forth information concerning outstanding options to purchase the Company's Common Stock. No stock options were exercised during the fiscal year ended December 31, 1998 by the Named Executive Officers.

                                                 NUMBER OF SECURITIES         VALUE OF IN-THE-
                                                UNDERLYING UNEXERCISED        MONEY OPTIONS AT
                                                OPTIONS AT FISCAL YEAR           FISCAL YEAR
                                                        END (#)                    END ($)
                                                      EXERCISABLE/              EXERCISABLE/
                                                     UNEXERCISABLE              UNEXERCISABLE
                                                ----------------------        -----------------
Anthony D. Autorino.....................             91,666/66,667            $360,540/$175,000

Vincent DiVincenzo......................             38,334/33,333             $142,810/$87,500

Sean P. Hayes...........................             45,000/43,333             $201,449/$99,067

John F. Sorenson........................             20,000/10,000             $104,769/$44,583

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

        The Company has no employment agreements currently in effect with any of its employees.

        In 1998, the Company amended its stock option plans to provide for acceleration of the vesting periods of option grants upon a change of control of the Company.

                          CUMULATIVE STOCKHOLDER RETURN

        The following graph and chart compare the cumulative annual stockholder return on the Company's Common Stock over the period commencing April 21, 1995 (the date of the Company's initial public offering and the date that the Company's Common Stock commenced trading on NASDAQ) through December 31, 1998 to that of the total return Index for the NASDAQ Stock Market ("NASDAQ") and the total return Index for the Standard Industrial Classification Codes 4810-4819 Telephone Communications ("'SIC Code Index") assuming the investment of $100 on April 21, 1995. The total return Index for the Company and the SIC Code Index were computed using the Compustat database. The first partial year of the NASDAQ total return Index was computed using Bloomberg, and the subsequent years were calculated based upon the Center for Research of Securities Prices Total Return Indices data. In calculating total annual return, reinvestment of dividends is assumed. The stock performance graph and chart below are not necessarily indicative of future price performance.


                                  [Line Graph]

Company/Index Name                     04/21/95        12/31/95        12/31/96        12/31/97       12/31/98
------------------                     --------        --------        --------        --------       --------

SHARED TECHNOLOGIES CELLULAR            $100.00          $33.70          $30.40          $59.80        $107.67

NASDAQ                                  $100.00         $128.90         $158.60         $194.60        $272.68

SIC CODE INDEX                          $100.00         $123.90         $145.20         $194.10        $245.45

ITEM 12.

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 5, 1999 by (i) each of the Company's directors and nominees, (ii) the Named Executive Officers,
(iii) all directors and Executive Officers of the Company as a group, and (iv) each person known by the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock.

                                                                           PERCENTAGE OF
                                                    NUMBER OF SHARES       COMMON STOCK
NAMES AND ADDRESS(1)                             BENEFICIALLY OWNED (2)     OUTSTANDING
--------------------                             ----------------------    -------------
DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

Anthony D. Autorino                                     974,196(a)              11.5%
    Chief Executive Officer and Director

Bruce Carswell                                            4,300(b)                 *
    Director

Thomas H. Decker                                        131,333(c)               1.7%
    Director

William A. DiBella                                      246,666(d)               3.1%
    Director

Vincent DiVincenzo                                      297,049(e)               3.8%
    Senior Vice President, Chief Financial
    Officer, Treasurer and Director

Victor Grillo, Sr.                                           0                    *
     Nominee for Director
     150 East Palmetto Park Road
     Boca Raton, FL 33432

                                                                           PERCENTAGE OF
                                                    NUMBER OF SHARES       COMMON STOCK
NAMES AND ADDRESS(1)                             BENEFICIALLY OWNED (2)     OUTSTANDING
--------------------                             ----------------------    -------------

Sean P. Hayes                                         129,089 (f)              1.7%
    Executive Vice President


Ajit G. Hutheesing                                    830,381 (g)              9.9%
    Director

Nicholas E. Sinacori                                  820,381 (h)              9.8%
    Director

Jon F. Sorenson                                        21,195 (i)                *
    President -- Rental Division

All directors and executive officers as a
    group (11 persons)                              2,847,612 (j)             28.5%

FIVE PERCENT STOCKHOLDERS

Shared Technologies Fairchild Inc. and
    Intermedia Communications Inc.                  1,804,570 (k)             23.6%
    3625 Queen Palm Drive
    Tampa, FL 33619

Summit Assurance, Inc.                                408,500 (l)              5.2%
    777 E. Tahquitz Canyon Way, Suite 333
    Palm Springs, CA 92262

George W. Mauerman                                    526,166(m)               8.6%
    6585 S. Yale, Suite 500
    Tulsa, OK 74136

The Fairchild Corporation and                         750,519 (n)              9.8%
    Banner Aerospace, Inc.
    45025 Aviation Drive, Suite 400
    Dulles, VA 20177

International Capital Partners, Inc.                  820,381 (o)              9.8%
    300 First Stamford Place
    Stamford, CT 06902

Zesiger Capital Group LLC                           1,922,742 (p)             22.9%
    320 Park Avenue
    New York, NY 10022

----------

* Less than 1%

(1) The mailing address of each of the Company's directors and executive officers is c/o the Company, 100 Great Meadow Road, Wethersfield, CT 06109.

(2) Except as otherwise specifically noted, the number of shares stated as being owned beneficially includes shares held beneficially by spouses and minor children. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Each stockholder possesses sole voting and investment power with respect to the shares listed opposite such stockholder's name, except as otherwise indicated.

        (a) Includes 91,666 shares currently issuable upon exercise of options by Mr. Autorino. Also includes 76,333 shares and 58,333 shares issuable upon the exercise of warrants that are owned beneficially by the estate of Mr. Autorino's late spouse, as to which Mr. Autorino disclaims beneficial ownership. Also includes 540,000 shares issuable upon exercise of warrants that were issued to Mr. Autorino by Shared Technologies Fairchild Inc. ("STFI") on shares owned by STFI ("STFI Warrants"). Also includes 100,000 shares issuable upon exercise of other warrants held by Mr. Autorino.

        (b) Includes 4,000 shares issuable upon exercise of options by Mr. Carswell.

        (c) Includes 10,000 shares currently issuable upon exercise of options by Mr. Decker. Also includes 33,333 shares issuable upon exercise of warrants and 45,000 shares issuable upon exercise of STFI Warrants.

        (d) Includes 10,000 shares currently issuable upon exercise of options by Mr. DiBella. Also includes 58,333 shares, 58,333 shares issuable upon exercise of warrants and 120,000 shares issuable upon exercise of STFI Warrants, all of which shares and warrants are beneficially owned by Mr. DiBella's wife, as to which he disclaims beneficial ownership.

         (e) Includes 38,334 shares currently issuable upon exercise of options by Mr. DiVincenzo. Also includes 16,667 shares issuable upon exercise of warrants and 194,000 shares issuable upon exercise of STFI Warrants.

         (f) Includes 45,000 shares currently issuable upon exercise of options by Mr. Hayes. Also includes 6,667 shares issuable upon exercise of warrants, 35,000 shares issuable upon exercise of STFI Warrants and 3,374 shares owned through the Company's Savings and Retirement Plan.

         (g) Includes 66,667 shares owned by International Capital Partners, Inc. ("ICP"), of which Mr. Hutheesing is the Chairman, Chief Executive Officer and a stockholder. Also includes 18,000 shares currently issuable upon exercise of options by ICP, 590,000 shares issuable upon exercise of warrants held by ICP, 65,000 shares issuable upon exercise of STFI Warrants held by ICP, 35,714 shares issuable upon conversion of Series C Convertible Preferred Stock held by the ICP Profit Sharing Plan and 5,000 shares issuable upon exercise of warrants held by the ICP Profit Sharing Trust. Also includes 40,000 shares issuable upon conversion of a convertible promissory note held by ICP Profit Sharing Trust.

         (h) Includes 66,667 shares owned by ICP, of which Mr. Sinacori is Managing Director. Also includes 18,000 shares currently issuable upon exercise of options by ICP, 590,000 shares issuable upon exercise of warrants held by ICP, 65,000 shares issuable upon exercise of STFI Warrants held by ICP, 35,714 shares issuable upon conversion of Series C Convertible Preferred Stock held by the ICP Profit Sharing plan and 5,000 shares issuable upon exercise of warrants held by the ICP Profit Sharing Trust. Also includes 40,000 shares issuable upon conversion of a convertible promissory note held by ICP Profit Sharing Trust.

         (i) Includes 15,000 shares currently issuable upon exercise of options by Mr. Sorenson. Also includes 1,667 shares issuable upon exercise of warrants, 2,500 shares issuable upon exercise of STFI Warrants and 361 shares owned through the Company's Savings and Retirement Plan.

         (j) Includes a total of 289,666 shares currently issuable upon exercise of options by the Company's directors and executive officers. Also includes a total of 901,667 shares currently issuable upon exercise of warrants by such directors and executive officers, 1,071,500 shares issuable upon exercise of STFI Warrants by such directors and executive officers, 9,367 shares owned through the Company's Savings and Retirement
                  Plan and 35,714 shares issuable upon conversion of Series C Convertible Preferred Stock and 40,000 shares issuable upon conversion of a convertible promissory note beneficially owned by certain of such directors.

         (k) Owned by Shared Technologies Fairchild Inc., a wholly-owned subsidiary of Intermedia Communications Inc. Such shares are subject to purchase from STFI through the exercise of STFI Warrants held by various parties, including certain directors and executive officers of the Company.

        (l) Includes 208,500 shares issuable upon exercise of warrants by Summit Assurance, Inc.

        (m) Includes 83,333 shares issuable upon exercise of warrants by Mr. Mauerman. Also includes shares beneficially owned by George S. Mauerman, individually and as Trustee of the Andrien W. Mauerman Testamentary Trust.

        (n) Owned by Banner Aerospace, Inc. a wholly-owned subsidiary of The Fairchild Corporation.

        (o) Includes 18,000 shares currently issuable upon exercise of options held by ICP. Also includes 590,000 shares issuable upon exercise of warrants held by ICP, 65,000 shares issuable upon exercise of STFI Warrants held by ICP, 35,714 shares issuable upon conversion of Series C Convertible Preferred Stock held by the ICP Profit Sharing Trust, 5,000 shares issuable upon exercise of warrants held by the ICP Profit Sharing Trust and 40,000 shares issuable upon conversion of a convertible promissory note held by the ICP Profit Sharing Trust. (See notes (g) and (h) with respect to beneficial ownership attributable to Messrs. Hutheesing and Sinacori.)

        (p) Includes 735,000 shares issuable upon exercise of warrants owned beneficially by Zesiger Capital Group.

ITEM 13.


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In April, 1998, the Company and Summit Assurance, Inc. and certain of its affiliates (the "Summit Entities"), the beneficial owner of more than 5% of the Company's outstanding Common Stock, and Craig A. Marlar, who is an executive officer and director of the Summit Entities and was a director of the Company until his resignation in April, 1998, entered into a settlement of litigation arising out of the acquisition of assets from certain of the Summit Entities in April, 1996. The terms of the settlement are more fully described in footnote 4 to the Company's financial statements included in the Company's 1998 Annual Report.

        In April 1998, the Company completed a debt financing in the amount of $4 million from four lenders, including Mr. Autorino, the Company's Chairman and Chief Executive Officer, and International Capital Partners, Inc. ("ICP"), of which directors Ajit G. Hutheesing and Nicholas E. Sinacori are principals. Such debt was issued pursuant to credit agreements with each of the lenders, providing for a floating interest rate of 2.5% above a rate comparable to the prime rate. Mr. Autorino and ICP loaned $1,000,000 and $500,000, respectively, to the Company, pursuant to such credit agreements. In connection therewith, Mr. Autorino received a warrant for the purchase of 100,000 shares of Common Stock, and ICP received a warrant for the purchase of 50,000 shares of Common Stock. Such warrants have an exercise price of $5.00 per share. All such debt was repaid in February 1999 from the proceeds of the Company's sale of Series C Convertible Preferred Stock.

        In May 1998, the Company issued to nine investors $2.4 million of 5% convertible notes (the "Notes") through a private placement. Purchasers of the Notes included an affiliate of ICP, International Capital Partners Profit Sharing Trust, which purchased a Note in the amount of $200,000. The Notes have a term of seven years and are convertible at any time at the option of the noteholder into shares of the Company's Common Stock at a rate of $5.00 per share, subject to certain antidilution adjustments.

        In May 1998, the Company issued a promissory note in the principal amount of $1,693,560 to Shared Technologies Fairchild Inc. ("STFI"), which beneficially owns 23.6% of the Company's Common Stock, to memorialize indebtedness of the Company to STFI for certain administrative services and prior funding of the Company's operations. The note bore interest at the prime rate plus two percent, the interest was payable quarterly in arrears, and the note was scheduled to mature in November 1999. In February 1999, the Company prepaid such indebtedness from the proceeds of the sale of the Company's Series C Convertible Preferred Stock.

        In February 1999, the Company closed the Transaction described in Proposal 5 in this Proxy Statement, pursuant to which it issued 15,000 shares of Series C Convertible Preferred Stock and Warrants to purchase 300,000 shares of Common Stock for an aggregate consideration of $15,000,000. International Capital Partners Profit Sharing Trust purchased 250 shares of Series C Convertible Preferred Stock and received Warrants to purchase 5,000 shares of Common Stock in the Transaction for an aggregate consideration of $250,000. In addition, ICP received a commission in the amount of $50,000 in connection with the Transaction as a finder's fee. Messrs. Ajit G. Hutheesing and Nicholas E. Sinacori, directors of the Company and nominees for election to the Board of Directors pursuant to Proposal 2 in this Proxy Statement, also serve as principals of International Capital Partners, Inc. and trustees of the ICP Profit Sharing Trust.

        Victor Grillo, Sr., a nominee for director, is a principal owner of Retail Distributors, Inc. ("RDI"), which owns all of the outstanding shares of capital stock of Retail Cellular, Inc. ("RCI"). The Company is in the final stages of negotiations to acquire RCI, which provides sales support services that would be utilized by the Company in connection with its Debit Division. In addition, the Company contemplates entering into a services agreement with RDI, pursuant to which the Company would obtain similar services from RDI. In anticipation of entering into such agreements, in February 1999 the Company provided a loan to RDI in the principal amount of $500,000, which accrues interest at the rate of prime plus one percent, and matures in September 1999. The loan was intended as a prepayment of expense reimbursement for RDI, as RDI commenced providing substantial services for the Company at such time.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SHARED TECHNOLOGIES CELLULAR, INC.
                         (Registrant)
          By
                         \s\ Anthony D. Autorino
                         Anthony D. Autorino
                         Chief Executive Officer and Director
                         Date:  April 29, 1999
          By
                         \s\ Vincent DiVincenzo
                         Vincent DiVincenzo
                         Chief Financial Officer and Director
                         Date:  April 29, 1999


                               POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Anthony D. Autorino and Vincent DiVincenzo, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign on his behalf individually and in each capacity stated below any amendment, including post-effective amendments, to this Registration Statement under the Securities Act of 1933, as amended, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Anthony D. Autorino                 By: /s/ William A. DiBella
Anthony D. Autorino                         William A. DiBella
Chief Executive Officer                     Director
and Director                                Date:  April 29, 1999
Date: April 29, 1999

By:                                         By: /s/ Thomas H. Decker
Ajit G. Huthessing                          Thomas H. Decker
Director                                    Director
Date: April 29, 1999                        Date:  April 29, 1999

By: /s/ Vincent DiVincenzo                  By: /s/ Nicholas E. Sinacori
Vincent DiVincenzo                          Nicholas E. Sinacori
Chief Financial Officer                     Director
and Director                                Date: April 29, 1999
Date: April 29, 1999

By:
Bruce Carswell
Director
Date: April 29, 1999