Form 10-Q
period 1999-03-31
SHARED TECHNOLOGIES CELLULAR INC
filed 1999-05-20
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________

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

        100 Great Meadow Road, Suite 104, Wethersfield, Connecticut 06109
               (Address of principal executive office) (Zip Code)

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

                                 Yes X    No ___

The number of shares outstanding of the registrant's common stock as of May 13, 1999 was 7,710,520

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
                                    FORM 10-Q
                      FOR THE QUARTER ENDING MARCH 31, 1999

                                      INDEX

PART 1 FINANCIAL INFORMATION                                                PAGE

      Item 1.     Financial Statements (Unaudited).

                  Consolidated Balance Sheets as of March 31, 1999 and
                  December 31, 1998                                            3

                  Consolidated Statements of Operations for the Three
                  Months Ended March 31, 1999 and 1998                         4

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1999 and 1998                       5-6

                  Notes to Consolidated Financial Statements                 7-9


     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                     10-14

PART II OTHER INFORMATION

     Item 1.      Legal Proceedings.                                          15

     Item 2.      Changes in Securities and Use of Proceeds.                  15

     Item 6.      Exhibits and Reports on Form 8-K.                        15-20


SIGNATURE                                                                     21

ITEM 1. FINANCIAL STATEMENTS

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                                                                  March 31,        December 31,
                                                                                    1999               1998
                                                                                 ------------      ------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                           $  1,748,000      $    229,000
  Accounts receivable, less allowance for doubtful accounts
      of $979,000 and $896,000 in 1999 and 1998                                     1,306,000         1,169,000
  Carrier commissions receivable, less unearned income                                649,000           992,000
  Inventories                                                                         210,000           234,000
  Prepaid expenses and other current assets                                         2,686,000         2,030,000
                                                                                 ------------      ------------

              Total current assets                                                  6,599,000         4,654,000
                                                                                 ------------      ------------

  TELECOMMUNICATIONS AND OFFICE EQUIPMENT, net                                      1,123,000         1,125,000
                                                                                 ------------      ------------

OTHER ASSETS:
   Intangible assets, net                                                           7,155,000         6,993,000
   Deposits                                                                           737,000           715,000
                                                                                 ------------      ------------

              Total other assets                                                    7,892,000         7,708,000
                                                                                 ------------      ------------

                                                                                 $ 15,614,000      $ 13,487,000
                                                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of notes payable                                               $    529,000      $  5,913,000
  Accounts payable                                                                  5,673,000         7,439,000
  Accrued expenses and other current liabilities                                    5,568,000         6,153,000
  Deferred revenues                                                                   646,000         1,248,000
                                                                                 ------------      ------------

              Total current liabilities                                            12,416,000        20,753,000
                                                                                 ------------      ------------

NOTES PAYABLE, less current portion                                                 2,809,000         2,829,000
                                                                                 ------------      ------------

SERIES C REDEEMABLE PREFERRED STOCK,  issued
     and outstanding 15,000 shares in 1999                                         14,447,000                --
                                                                                 ------------      ------------

STOCKHOLDERS' DEFICIT:
   Preferred Stock,$.01 par value, authorized 5,000,000 shares Common Stock,
  $.01 par value, authorized 20,000,000 shares,
      issued and outstanding 7,650,000 shares in 1999
      and 7,420,000 in 1998                                                            77,000            76,000
  Capital in excess of par value                                                   18,710,000        18,183,000
  Accumulated deficit                                                             (32,845,000)      (28,354,000)
                                                                                 ------------      ------------

              Total stockholders' deficit                                         (14,058,000)      (10,095,000)
                                                                                 ------------      ------------

                                                                                 $ 15,614,000      $ 13,487,000
                                                                                 ============      ============

   The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31,

                                                           1999            1998
                                                        -----------     -----------
REVENUES                                                $ 5,621,000     $ 4,927,000

COST OF REVENUES                                          4,592,000       2,872,000
                                                        -----------     -----------

GROSS MARGIN                                              1,029,000       2,055,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              4,803,000       2,577,000

BAD DEBT EXPENSE                                            380,000         263,000
                                                        -----------     -----------
LOSS FROM OPERATIONS                                     (4,154,000)       (785,000)

INTEREST EXPENSE, NET                                      (194,000)        (45,000)
                                                        -----------     -----------

LOSS BEFORE INCOME TAXES                                 (4,348,000)       (830,000)

INCOME TAXES                                                 (7,000)         (3,000)
                                                        -----------     -----------
NET LOSS                                                 (4,355,000)       (833,000)

PREFERRED STOCK  DIVIDEND                                  (136,000)
                                                        -----------     -----------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS              $(4,491,000)    $  (833,000)
                                                        ===========     ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                 $     (0.59)    $     (0.12)
                                                        ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      7,625,050       7,228,000
                                                        ===========     ===========

   The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31,

                                                                 1999             1998
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (4,355,000)    $   (833,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities;
        Accretion of interest on notes payable                     25,000
        Depreciation and amortization                             324,000          294,000
        Common stock issued for compensation
        and services                                               36,000           27,000
        Change in assets and liabilities:
           Accounts receivable                                   (137,000)        (340,000)
           Carrier commissions receivable                         343,000          (52,000)
           Inventories                                             24,000           31,000
           Prepaid expenses and other current assets             (656,000)        (444,000)
           Accounts payable and other current liabilities      (2,351,000)         561,000
           Deferred revenue                                      (602,000)
                                                             ------------     ------------
  NET CASH USED IN OPERATING ACTIVITIES                        (7,349,000)        (756,000)
                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in deposits                                (21,000)           5,000
   Purchases of equipment                                        (133,000)         (89,000)
  Payments for intangible assets                                 (352,000)
                                                             ------------     ------------
  NET CASH USED IN INVESTING ACTIVITIES                          (506,000)         (84,000)
                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                                       1,000,000
   Payments on notes payable                                   (4,018,000)         (27,000)
   Payments to former parent                                   (1,411,000)          (6,000)
   Issuance of common and preferred stock                      14,519,000
   Exercise of warrants and options                               284,000           41,000
                                                             ------------     ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                     9,374,000        1,008,000
                                                             ------------     ------------

NET INCREASE IN CASH                                            1,519,000          168,000

CASH, BEGINNING OF PERIOD                                         229,000          294,000
                                                             ------------     ------------
CASH, END OF PERIOD                                          $  1,748,000     $    462,000
                                                             ============     ============

   The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Three Months Ended March 31,

                                                              1999        1998
                                                            --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                                               $195,000    $ 19,000
                                                            ========    ========

     Income taxes                                           $  7,000    $  3,000
                                                            ========    ========

   The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 1999 (Unaudited)


1. BASIS OF PRESENTATION. The consolidated financial statements included herein have been prepared by Shared Technologies Cellular, Inc. ("STC" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations and cash flows for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 1998 report on Form 10-K. Certain reclassifications to prior year financial statements were made in order to conform to the 1999 presentation. The consolidated financial statements included herein are not necessarily indicative of the results for the fiscal year ending December 31, 1999.

Debit card revenue is recognized over the estimated period in which the Company provides debit, or prepaid, cellular service to its customers. Customers purchase debit cellular service by buying debit cards and calling the Company to activate, or redeem, the debit cards. Customers may also call the Company directly to purchase debit cellular service. The Company gives the customer a series of numeric codes that are input into their phone that allow it to be activated for a specific number of minutes and days. The actual number of minutes will vary based upon the denomination of the card and the type of calls made (local or roaming). A typical $30 debit card expires after 60 days. However, most of the airtime is used within the first 30 days of redemption.

2. SERIES C PREFERRED STOCK. In February 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Preferred Stock ("Series C Shares"). Each purchaser of the Series C Shares has the right, upon the occurrence of certain events, to require the Company to redeem all or any part of such purchaser's Series C Shares, therefore, the Series C Shares have not been reflected in Stockholders' Deficit. The number of shares of Common Stock issuable upon the conversion of the Series C Shares includes a premium of 6%, per annum. The Company accounted for the premium of 6% as a preferred stock dividend. The Series C also included Warrants to purchase an aggregate of 300,000 shares of Common Stock of the Company. The Warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five year term of the Warrants. See Item 6 (b), Reports on Form 8-K, for an in-depth discussion of the Series C Shares.

3. LOSS PER COMMON SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the three month periods ended March 31, 1999 and 1998. The Company has unexercised options to purchase 1,087,000 and 654,000 shares of the Company's common stock as of March 31, 1999 and 1998, respectively, and common stock warrants to purchase 3,496,000 and 3,503,000 shares of the Company's common stock as of March 31, 1999 and 1998, respectively. The Company also has issued 5% convertible notes which are convertible at any time at the option of the noteholders into 480,000 shares of the Company's common stock. In addition, the Company has issued 15,000 shares of Series C Convertible Preferred Stock ("Series C") (See Item 6 (b) Reports on Form 8-K), which are currently convertible into approximately 2,174,000 shares of the Company's common stock. Only the outstanding common stock was used in the computation of diluted earnings per share because all other securities would have been antidilutive as a result of the Company's losses.

4. LITIGATION. In January 1999, the Company filed a lawsuit against SmarTalk TeleServices, Inc. ("SmarTalk") and certain individuals in the U.S. District Court for the District of Connecticut. SmarTalk was the main distributor of the Company's end-user debit program marketed under the CellEase brand name. The Company's complaint includes allegations of breach of contract and fraud in connection with various agreements between SmarTalk and the Company. SmarTalk subsequently filed for federal bankruptcy protection. The Company's complaint seeks recovery of $25 million in damages, and the Company has filed a proof of claim with the bankruptcy court (U.S. Bankruptcy Court, District of Delaware) for $14.4 million. The Company intends to aggressively prosecute its claim, although due to SmarTalk's impaired financial condition, the amount of any recovery against SmarTalk is questionable.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

5. LIQUIDITY. The Company has incurred losses during the four most recent fiscal years, as well as the three-month period ended March 31, 1999, and had a working capital deficit of $5,817,000 at March 31, 1999. In February 1999, the Company completed a $15 million private equity placement with 20 investors (see Item 6
(b) Reports on Form 8-K). Also in March 1999, the Company signed a letter of intent with a financial institution with which the Company currently does business to establish a $10 million credit facility, subject to the financial institution's satisfactory completion of a due diligence review of the Company. The Company's liquidity is dependent on its ability to complete the $10 million credit facility or obtain additional financing and attain profitable operations in a timely manner.

6. SEGMENT INFORMATION. Segment information listed below reflects the three principal business units of the Company. Each segment is managed according to the products which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM). The Company's CODM uses segment information relating to the operations of each segment. However, a segment balance sheet is not prepared or used by the CODM.

Operating segment information for the three-month periods ended March 31, 1999 and 1998 is summarized as follows:

                            Rental           Debit        Activation      Corporate       Consolidated
1999
Revenues                  $ 3,131,000     $ 2,220,000     $   270,000                     $ 5,621,000

Loss before
  income taxes            $   (46,000)    $(2,633,000)    $   (49,000)    $(1,620,000)    $(4,348,000)
                          -----------     -----------     -----------     -----------     -----------

                            Rental           Debit        Activation       Corporate      Consolidated
1998
Revenues                  $ 3,215,000     $ 1,273,000     $   439,000                     $ 4,927,000
                          -----------     -----------     -----------                     -----------

Income (loss) before
  income taxes            $  (220,000)    $   164,000     $   (65,000)    $  (709,000)    $  (830,000)
                          -----------     -----------     -----------     -----------     -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

Revenues for 1999 were $5,621,000, compared to $4,927,000 for 1998, an increase of $694,000 (14%). The net loss for 1999 was $4,355,000, compared to a net loss of $833,000 for 1998. The net loss per common share was $.57 for 1999, compared to $.12 for 1998.

Revenues

Debit, or prepaid, operations had revenues of $2,220,000 for 1999, compared to $1,273,000 for 1998. The increase in revenues of $947,000 (74%) was due to growth of the end-user program marketed under the CellEase brand name. This program, which was introduced in April 1998, generated revenues of $2,177,000 in the first quarter of 1999. Revenues from the CellEase program were partially offset by a reduction in revenues from a major distributor who discontinued its prepaid cellular phone business and transitioned a small portion of its customers over to the Company's CellEase end-user program in the fourth quarter of 1998.

In February 1999, the Company signed an agreement with MCI WorldCom for the retail distribution of the Company's prepaid cellular services under the MCI WorldCom brand name, utilizing MCI WorldCom's extensive network of retail distribution locations. Also in February 1999, the Company signed a letter of intent with Retail Distributors, Inc. ("RDI") for support in the marketing, sale and distribution of the Company's debit cellular services. Both the MCI WorldCom agreement and the proposed agreement with RDI are expected to assist the Company in the growth of its debit operations.

The Company's cellular telephone rental operations had revenues of $3,131,000 for 1999, compared to $3,215,000 for 1998. The decrease of $84,000 (3%) was attributable to a drop in the average revenue per rental agreement to $110 for 1999, from $135 for 1998. Such decrease in revenue per rental agreement was due to the Company test marketing the price elasticity of its product offering. During the first quarter of 1999, the Company ran various special promotions, such as "first 10 minutes free". Such promotions are primarily responsible for the number of rental agreements increasing by 20%, to 28,120 for 1999, compared to 23,480 for 1998. Based on the success of such promotions, the Company is now in the process of analyzing a new product (handset), price structure and partner contribution in the solicitation of the cellular rental program and expects to begin implementation in the third quarter of 1999.

The Company's cellular activation operations had revenues of $270,000 for 1999, compared to $439,000 for 1998. The decrease of $169,000 (38%) was partially attributable to $105,000 in revenues in 1998 related to a test program with a national retailer. The balance of the decrease was due to the Connecticut activation location generating lower revenues due to a cutback in the sales staff.

Gross Margin

Gross margin was 18% of revenues for 1999, compared to 42% for 1998. The decrease in gross margin was mainly due to a change in the revenue mix together with a deterioration of the debit operations' gross margin. The following table summarizes the change in the revenues mix and the corresponding gross margins for the two periods:

                                       1999                       1998
                            Revenues    Gross margin    Revenues    Gross margin
Debit                          40%          (40%)          26%           30%
Rental                         55%           58%           65%           46%
Activation                      5%           40%            9%           44%
                              100%           18%          100%           42%

The gross margin for the debit operations was disappointing due to problems associated with SmarTalk TeleServices, Inc. ("SmarTalk"). In December 1998, the Company's relationship with SmarTalk was terminated and, subsequently the Company filed a lawsuit against SmarTalk (see "Legal Proceedings"). Prior to the termination of its relationship with SmarTalk, the Company was anticipating an increase in volume in the fourth quarter of 1998. By the middle of the fourth quarter of 1998, the Company had approximately 63,000 customers and was experiencing a growth rate of over 15% per month, net of churn. To help facilitate the rapid growth, the Company maintained a reserve of approximately one month's line requirement. As a result of the termination of the SmarTalk relationship, the Company did not maintain its growth rate and, in addition, the Company's customer base began to deteriorate due to the lack of availability of prepaid usage cards needed for existing customers to maintain service. Consequently, a significant gap was created between active lines with customers, as compared to committed lines with carriers. In January 1999, the Company signed a letter of intent with MCI WorldCom for the retail distribution of the Company's prepaid cellular service. As a result, the Company made the decision to maintain many of its existing lines with carriers, and not incur substantial termination fees, in anticipation of the launch of the MCI WorldCom program in the second quarter of 1999. The gross margin for the portable cellular rental operations increased in the first quarter of 1999 due to lower carrier access and usage charges. In addition, the Company was able to improve its gross margin by passing on certain charges it was previously incurring. The gross margin for the activation operations decreased slightly in the first quarter of 1999 due to the national MOVE program making up a larger portion of the activation revenues. The MOVE program historically has had lower gross margins than the Connecticut activation program. The MOVE program provides cellular service activations for customers who move from one cellular market to another.

Selling, General & Administrative Expenses

Selling, general and administrative expenses (SG&A) were $5,183,000 for 1999, compared to $2,840,000 for 1998, an increase of $2,343,000 (83%). As a percentage of revenues, SG&A increased to 92% for 1999, compared to 58% for 1998. The increase was attributable to several factors. The Company incurred additional corporate overhead following the March 1998 acquisition of Shared Technologies Fairchild Inc. ("STFI") by Intermedia Communications, Inc. STFI, the former parent of the Company, had been providing certain support and management services to the Company under a management agreement. Such expenses included payroll for certain employees of STFI who had not previously received direct compensation from the Company. Also, in February 1999, the Company signed a letter of intent with RDI for support in the marketing, sale and distribution of the Company's debit cellular services. The Company has incurred expenses in anticipation of its entry into a definitive agreement with RDI. Field SG&A, as a percentage of revenues, increased significantly to 67% for 1999, compared to 44% for 1998. During the fourth quarter of 1998, the Company added a new call center in Hartford, expanded its existing call center in St. Louis and continued to invest in its corporate support in anticipation of the significant growth the Company expected from the debit operations, which did not occur, as previously discussed. The Company anticipates an increase in revenues from debit operations and an improvement in SG&A, as a percentage of revenues, as a result of the new MCI WorldCom program.

Bad Debt Expense

The Company records an allowance for uncollectible receivables from revenues related to third parties generated through the ordinary course of business. The Company regularly reviews uncollected receivables and writes off any that are deemed uncollectible against the allowance. The increase in bad debt expense for 1999, compared to 1998, was due to the revenue growth of the debit end-user program marketed under the CellEase brand name. For 1998, debit revenues were generated mostly from a major distributor that did not require the Company to record an allowance for uncollectible receivables.

Interest Expense

Interest expense was $194,000 for 1999, compared to $45,000 for 1998. Interest expense was mainly due to debt from acquisitions made in prior years, debt to STFI, and debt financing completed in May 1998. In February 1999, the Company used a portion of the $15 million private equity placement proceeds to repay all the STFI debt and $4 million of the May 1998 debt.

Preferred Stock Dividend

In February 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Preferred Stock ("Series C Shares"). The number of shares of Common Stock issuable upon the conversion of the Series C Shares includes a premium of 6%, per annum. The Company accounted for the premium of 6% as a preferred stock dividend. The Series C Shares also included Warrants to purchase an aggregate of 300,000 shares of Common Stock of the Company. The Warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five year term of the Warrants. The anticipated impact of the preferred stock dividend on the Company's financial statements is expected to be approximately $229,000 per quarter.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $5,817,000 at March 31, 1999, compared to a deficit of $16,099,000 at December 31, 1998. Stockholders' deficit at March 31, 1999 was $14,130,000, compared to a deficit of $10,095,000 at December 31, 1998.

Net cash used in operations for the three-month period ended March 31,1999 was $7,349,000. This was mainly due to the operating loss for the period and the partial use of the $15 million proceeds to improve the timeliness of payments to carriers and other vendors. Carrier commissions receivable mainly pertains to commissions the Company is entitled to receive for carrier lines the Company activates. During fiscal 1998, the Company added over 60,000 new carrier lines and was entitled to a commission on a small portion of those new lines. The Company recorded approximately $2.2 million of carrier commissions in fiscal 1998, of which approximately $1.6 million was collected as of March 31, 1999. The Company deferred the recognition of the carrier commissions over a 12-month period, the expected customer life. As of March 31, 1999, the Company had $646,000 of carrier commissions that had not yet been recognized. For the three-month period ended March 31, 1998 net cash used in operations was $756,000. This was primarily due to the operating loss for the period.

Net cash used in investing activities for the three-month period ended March 31, 1999 was $506,000. This included a payment of $352,000 related to the letter of intent with RDI, and $133,000 for the purchase of computers and related accessories. For the three-month period ended March 31, 1998, net cash used in investing activities was $84,000. This was mainly attributable to the purchase of computer equipment to handle the CellEase program.

During the three-month period ended March 31, 1999, the Company raised $14,519,000, net of expenses, in a private equity placement (see Item 6 (b) Reports on Form 8-K). The Company used a portion of the proceeds to repay the STFI debt and $4,000,000 of a debt-financing package that was completed in May 1998. For the three-month period ended March 31, 1998, the Company received $1,000,000 of debt financing from the Chairman and Chief Executive Officer of the Company. This money was part of a $6,400,000 debt-financing package that was completed in May 1998.

Management believes that ongoing operations, together with the anticipated $10 million credit facility, will provide the Company with sufficient funds to finance operations and planned expansion for at least the next 12 months. The $10 million credit facility will be for a period of two years and will be used for working capital and general corporate purposes. The availability of the credit facility will be based on a percentage of receivables, with approximately $3 million immediately available, and will include covenants requiring certain levels of prepaid lines and operating results over time. The Company believes the $15 million Series C Shares and the $10 million credit facility should allow the Company to maintain good relations with its suppliers and give the Company the ability to expand rapidly and meet its current obligations, including those with MCI WorldCom. Long-term liquidity will depend on the Company's ability to complete the $10 million credit facility, or obtain other financing, and attain profitable operations in a timely manner.

YEAR 2000 COMPLIANCE:

The Company has conducted a review of its computer systems and believes that the majority of its systems are properly adapted to avoid a Year 2000 problem. The Company believes that all its computer systems will be Year 2000 compliant by the end of the second quarter of 1999. The Company further intends to conduct extensive testing of its systems to assure that they are Year 2000 compliant by the end of the second quarter. The expense incurred by the Company to achieve compliance has not been material. The Company is currently working with outside vendors to obtain assurances that they are Year 2000 compliant. However, there can be no assurance that all of the Company's vendors, including carriers, will achieve compliance on a timely basis. In the event of any such noncompliance by vendors, a material adverse effect to the Company's operations and financial results could occur. The Company has not developed any contingency plan to address the possibility of vendor-related Year 2000 problems.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: MANAGEMENT'S DISCUSSION AND ANALYSIS MAY INCLUDE FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES MAY INCLUDE, WITHOUT LIMITATION, TECHNOLOGICAL OBSOLESCENCE, PRICE AND INDUSTRY COMPETITION, FINANCING CAPABILITIES, DEPENDENCE ON MAJOR CUSTOMERS AND RELATIONSHIPS, DEPENDENCE ON RELATIONSHIPS WITH TECHNOLOGY LICENSERS AND TELECOMMUNICATIONS CARRIERS, AND THE COMPANY'S ABILITY TO EFFECTIVELY EXECUTE ITS BUSINESS PLAN WITH RESPECT TO SIGNIFICANT PROJECTED GROWTH IN ITS DEBIT SERVICES DIVISION, IN PARTICULAR, WITH RESPECT TO ITS VENTURE WITH MCI WORLDCOM.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In January 1999, the Company filed a lawsuit against SmarTalk TeleServices, Inc. ("SmarTalk") and certain individuals in the U.S. District Court for the District of Connecticut. The Company's complaint includes allegations of breach of contract and fraud in connection with various agreements between SmarTalk and the Company. SmarTalk subsequently filed for federal bankruptcy protection. The Company's complaint seeks recovery of $25 million in damages, and the Company has filed a proof of claim with the bankruptcy court (U.S. Bankruptcy Court, District of Delaware) for $14.4 million. The Company intends to aggressively prosecute its claim, although due to SmarTalk's impaired financial condition, the amount of any recovery against SmarTalk is questionable.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 5, 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Convertible Preferred Stock. See the Company's reports on Form 8-K, dated February 12, 1999, and Item 6 (b), Reports on Form 8-K, below for a detailed description.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         EXHIBITS

4.1 Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of Shared Technologies Cellular, Inc. dated January 28, 1999. Incorporated by Reference from Exhibit 4.1 to the Company's Form 8-K dated February 5, 1999 and filed February 12, 1999.

4.2 Securities Purchase Agreement among the Company and the Purchasers dated as of January 28, 1999. Incorporated by Reference from Exhibit
            4.2 to the Company's Form 8-K dated February 5, 1999 and filed February 12, 1999.

4.3 Registration Rights Agreement among the Company and the Purchasers dated as of January 28, 1999. Incorporated by Reference from Exhibit
            4.3 to the Company's Form 8-K dated February 5, 1999 and filed February 12, 1999.

4.4 Form of Warrant to Purchase Common Stock of the Company issued to the Purchasers. Incorporated by Reference from Exhibit 4.4 to the Company's Form 8-K dated February 5, 1999 and filed February 12, 1999.

27.         Financial Data Schedule (filed only electronically with the SEC)

(b) REPORTS ON FORM 8-K

      On February 12, 1999, the Company filed a report on Form 8-K, detailing that the Company entered into an agreement on February 5, 1999 to close on a $15 million private placement of equity with 20 investors, led by Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, and a number of European-based institutional investors. Oakes, Fitzwilliams & Co. S.A. of London acted as placement agent for the Company in connection with the sales to the European investors.

      Pursuant to a Securities Purchase Agreement entered into between the Company and the investors (the "Securities Purchase Agreement"), the Company issued an aggregate of 15,000 shares of a new Series C Convertible Preferred Stock, $.01 per share, and Warrants to purchase an aggregate of 300,000 shares of Common Stock, $.01 par value, of the Company. Each share of Series C Convertible Preferred Stock is convertible into Common Stock of the Company in accordance with the formula described below. The Warrants are exercisable at $9.00 per share, subject to certain anti-dilution adjustments. The Company used the proceeds from the offering to repay approximately $5.5 million of outstanding indebtedness and for general corporate purposes.

      Description of Series C Convertible Preferred Stock. The following description of the rights and preferences of the Series C Convertible Preferred Stock is a summary, and is qualified in its entirety by reference to the entire text of the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock (the "Certificate of Designation"), which was attached as an exhibit to the Form 8-K.

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

                  (vi) redeeming, declaring, paying or making any provision for any dividend or distribution with respect to the Common Stock of the Company or any other capital stock of the Company ranking junior to the Series C Convertible Preferred Stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company; and

                  (vii) issuing any Series C Convertible Preferred Stock except pursuant to the terms of the Securities Purchase Agreement, a copy of which was filed as an exhibit to the Form 8-K.

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

            Conversion. Each share of Series C Convertible Preferred Stock is convertible into shares of Common Stock of the Company in accordance with the following formula:

      Number of Shares of   =   Stated Value plus accrued Premium
      Common Stock Issuable             Conversion Price

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

The Conversion Limit Amount is subject to adjustment in accordance with the terms of the Certificate of Designation. In addition, until the Company obtains the approval of the holders of a majority of the Company's outstanding Common Stock, the number of shares of Common Stock issued upon conversion of Series C Convertible Preferred Stock or exercise of the Warrants may not exceed 19.99% of the number of shares of Common Stock outstanding on February 5, 1999, or 1,512,661 shares. The Company has agreed to seek such stockholder approval (the "Stockholder

Approval") at a meeting of stockholders to be held no later than May 31, 1999. As of May 5, 1999, but for the limitation described in the second preceding sentence, the 15,000 shares of Series C Convertible Preferred Stock would be convertible into approximately 2,174,207 shares of Common Stock of the Company, or 22% of the total number of shares of Common Stock issued and outstanding. Further, the total number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Warrants as of May 5, 1999, but for the aforementioned limitation, would be approximately 2,474,207 shares, or 24% of the total number of shares of Common Stock issued and outstanding.

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

      Description of the Registration Rights Agreement. In accordance with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors, pursuant to which the Company is required, within thirty (30) days after February 5, 1999, to file with the Securities and Exchange Commission a registration statement on Form S-3 covering the resale of the Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Warrants. The Company filed such statement on March 8, 1999. The Company may incur monetary and other penalties (including in certain circumstances mandatory redemption of the Series C Convertible Preferred Stock) in the event that such registration statement is not declared effective in accordance with the terms of the Registration Rights Agreement, or if such registration statement becomes unavailable for the resale of shares of Common Stock of the Company and such unavailability continues for a period set forth in the Registration Rights Agreement.

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




                                        SHARED TECHNOLOGIES CELLULAR, INC.



Date: May 20, 1999                      By: /s/ Vincent DiVincenzo
                                            Vincent DiVincenzo
                                            Chief Financial Officer
                                            (Chief Accounting Officer and
                                            Duly Authorized Officer)