Form 10-K/A
period 1998-12-31
SHARED TECHNOLOGIES CELLULAR INC
filed 1999-05-21
CIK 933583

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 2

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

The number of shares outstanding of the registrant's common stock as of March 29, 1999 was 7,650,107.

                                     PART II

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A") were $15,029,000 for 1998, compared to $12,083,000 for 1997, an increase of $2,946,000. As a percentage of revenues, S,G&A increased to 53% for 1998, compared to 50% for 1997. Revenues increased by $4,002,000 from fiscal 1997 to fiscal 1998. S,G&A, as a percentage of such revenues, would have remained constant, but for the fact that the Company's expenses increased by approximately $800,000 as a result of the acquisition of Shared Technologies Fairchild Inc. ("STFI"), the former parent of the Company, by Intermedia Communications, Inc., and the subsequent termination of a management agreement with STFI. STFI had been providing certain support and management services to the Company under this management agreement. Such additional expenses included payroll for certain former employees of STFI who had not previously received direct compensation from the Company. Therefore, of the $2,946,000 increase in S,G&A, approximately $2,146,000 represented the amount of S,G&A increase unrelated to the STFI transaction. The majority of the $2,146,000 increase was in field S,G&A, which,as a percentage of revenues, increased slightly to 41% in 1998, compared to 39% in 1997. As previously discussed, the Company did not achieve the anticipated fourth quarter 1998 CellEase revenues, even though the Company increased its field S,G&A in anticipation of the additional revenues. Bad debt expense, as a percentage of revenues, was 6% for 1998 and 1997. The majority of the bad debt expense related to the cellular rental business. The predominant amount of these sales are paid by credit card. Historically, the Company has experienced an amount of credit card charges that it is not able to collect. In addition, the Company receives some customer requests for amounts charged to be reversed for a variety of reasons. The Company diligently investigates these occurrences. However, the Company still experiences a large percentage of bad debt write-offs, as it continues to make efforts to address this problem. The Company therefore maintains a large allowance for doubtful accounts against its receivable balance, representing the unpaid accounts under investigation, and upon final resolution of the account, the amount is either collected or written off against the allowance. The investigation process is time consuming; documentation (typically itemized call detail for the rental period) must be generated and provided to the credit card processing company prior to the reversal of the claim. The Company regularly reviews the allowance for the amounts that are deemed truly uncollectable and writes them off against the allowance. The allowance represents only those receivables generated within the current operating cycle and does not have any amounts that are aged in excess of a 12-month period.

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

Loss on Discontinued Product Line

During 1997, the Company completed the transition of its in-car rental accounts to portable rentals. In conjunction with this transition, the Company attempted to develop alternate uses for the in-car cellular telephones, as well as the capitalized software development costs associated with the in-car cellular rental business. Although management believes that there are viable uses for such assets, the probability that such usage will be successful is not known. As a result, the Company recognized a $2,037,000 writedown to reduce the in-car cellular phones and the capitalize software development costs to net realizable value and classified them on the balance sheet as assets held for disposition.

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

Net cash used in operations for the year ended December 31, 1998 was $4,941,000. This was mainly due to the operating loss for the period, offset by delayed payments to carriers and other vendors. Carrier commissions receivable mainly pertain to commissions the Company is entitled to receive for carrier lines the Company activates. During fiscal 1998, the Company activated over 60,000 new carrier lines and was entitled to a commission on a small portion of those new lines. The Company recorded approximately $2.2 million of carrier commissions in fiscal 1998, of which approximately $1.4 million was collected as of December 31, 1998. The provision for uncollectible accounts, as it relates to these carrier commissions, is not material. The Company deferred the recognition of the carrier commissions over a 12-month period, the expected customer life. As of December 31, 1998, the Company had approximately $1,189,000 of such carrier commissions that had not yet been recognized

Net cash used in investing activities for the year ended December 31, 1998 was $1,133,000. This was mainly attributable to the purchase of cellular phones for rental operations, computer and office equipment to support the CellEase program, and deposit requirements by carriers for additional lines.

During the year ended December 31, 1998, the Company received $6,400,000 of debt financing, as previously discussed. The Company continued to make required payments on its existing debt.

The Company will require additional funds in order to satisfy existing obligations arising from completed acquisitions, and to fund current expansion plans. In February 1999, the Company closed on a $15 million private placement of 15,000 shares of Series C Preferred Stock ("Series C Shares"). Each purchaser of the Series C Shares has the right, upon the occurance of certain events, to require the Company to redeem all or any part of such purchaser's Series C Shares, therefore, the Series C Shares will not be reflected in stockholders' equity (deficit). See Note 19 - Subsequent Event, for an in-depth discussion of the terms of the Series C Shares, including the purchaser's conversion rights. The funds will be used to repay approximately $5.5 million of outstanding indebtedness, improve the Company's working capital and for general corporate purposes. The Company will recognize a preferred stock dividend of approximately $229,000 per quarter related to the Series C Shares. Also, in March 1999, the Company signed a letter of intent with a financial institution the Company currently does business with to establish a $10 million credit facility, subject to the financial institution's satisfactory completion of a due diligence review of the Company. The $10 million credit facility will be for a period of two years and will be used for working capital and general corporate purposes. The availability of the credit facility will be based on a percentage of receivables, with approximately $3 million immediately available, and will include covenants requiring certain levels of prepaid lines and operating results over time. The Company believes the Series C Shares and the $10 million credit facility should allow the Company to maintain good relations with its suppliers and give the Company the ability to expand rapidly and meet its current obligations. Management believes that ongoing operations, together with the equity financing and the credit facility, will provide the Company with sufficient funds to finance operations and planned expansion for at least the next 12 months, and long-term liquidity will depend on the Company's ability to attain profitable operations.

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

     Consolidated Balance Sheets                                                                                              F-3

     Consolidated Statements of Operations                                                                                    F-4

     Consolidated Statements of Stockholders' Equity (Deficiency)                                                             F-5

     Consolidated Statements of Cash Flows                                                                                    F-6-7

     Notes to Consolidated Financial Statements                                                                               F-8-24

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

                                        ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
March 5, 1999

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                                                                                          1998                  1997
                                                                                    ------------------    ------------------

                                     ASSETS

CURRENT ASSETS:

Cash                                                                                $         229,000     $         294,000
Accounts receivable, less allowance for doubtful
 accounts of $896,000 in 1998 and $991,000 in 1997                                          1,169,000             1,637,000
Carrier commissions receivable, less unearned income                                          992,000               163,000
Inventories                                                                                   234,000               131,000
Current portion of note receivable                                                                                  107,000
Prepaid expenses and other current assets                                                   2,030,000               127,000
                                                                                    ------------------    ------------------

Total current assets                                                                        4,654,000             2,459,000
                                                                                    ------------------    ------------------

TELECOMMUNICATIONS AND OFFICE EQUIPMENT, net                                                1,125,000               985,000
                                                                                    ------------------    ------------------

OTHER ASSETS:

Intangible assets, net                                                                      6,993,000             7,551,000
Deposits                                                                                      715,000               326,000
Note receivable, less current portion                                                                                62,000
Assets held for disposition                                                                                         153,000
                                                                                    ------------------    ------------------

                                                                                            7,708,000             8,092,000
                                                                                    ------------------    ------------------

                                                                                    $      13,487,000     $      11,536,000
                                                                                    ==================    ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of notes payable                                                    $       5,913,000     $         530,000
Accounts payable                                                                            7,439,000             3,876,000
Accrued expenses and other current liabilities                                              6,153,000             3,912,000
Deferred revenues                                                                           1,248,000                44,000
Due to former parent                                                                                              1,052,000
                                                                                    ------------------    ------------------

Total current liabilities                                                                  20,753,000             9,414,000
                                                                                    ------------------    ------------------

NOTES PAYABLE, less current portion                                                         2,829,000               957,000
                                                                                    ------------------    ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.01 par value, authorized 5,000,000

 shares, no shares issued or outstanding
Common stock, $.01 par value, authorized 20,000,000

 shares, issued and outstanding 7,567,000 shares in

 1998 and 7,216,000 shares in 1997                                                             76,000                72,000
Capital in excess of par value                                                             18,183,000            17,801,000
Accumulated deficit                                                                       (28,354,000)          (16,708,000)
                                                                                    ------------------    ------------------

Total stockholders' equity (deficiency)                                                   (10,095,000)            1,165,000
                                                                                    ------------------    ------------------

                                                                                    $      13,487,000     $      11,536,000
                                                                                    ==================    ==================


See accompanying notes to consolidated financial statements

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1998, 1997 and 1996

                                                                     1998                 1997                  1996
                                                              -------------------   ------------------    ------------------

REVENUES                                                      $       28,200,000    $      24,198,000     $      20,914,000

COST OF REVENUES                                                      17,365,000           13,531,000            13,629,000
                                                              -------------------   ------------------    ------------------

GROSS MARGIN                                                          10,835,000           10,667,000             7,285,000
                                                              -------------------   ------------------    ------------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                             13,450,000           10,742,000            12,401,000

BAD DEBT EXPENSE                                                       1,579,000            1,341,000             1,772,000

LOSS ON DISCONTINUED PRODUCT LINE                                                           2,037,000

LOSS ON DISTRIBUTOR CONTRACT                                           6,494,000

                                                              -------------------   ------------------    ------------------

                                                                      21,523,000           14,120,000            14,173,000
                                                              -------------------   ------------------    ------------------

LOSS FROM OPERATIONS                                                 (10,688,000)          (3,453,000)           (6,888,000)
                                                              -------------------   ------------------    ------------------

OTHER INCOME (EXPENSE):

Interest expense                                                        (952,000)            (232,000)             (906,000)
Loss on contract cancellation                                                                                      (980,000)
                                                              -------------------   ------------------    ------------------

                                                                        (952,000)            (232,000)           (1,886,000)
                                                              -------------------   ------------------    ------------------

LOSS BEFORE INCOME TAXES                                             (11,640,000)          (3,685,000)           (8,774,000)

INCOME TAXES                                                              (6,000)             (10,000)              (22,000)
                                                              -------------------   ------------------    ------------------

NET LOSS                                                             (11,646,000)          (3,695,000)           (8,796,000)

PREFERRED STOCK DIVIDENDS                                                                                          (112,000)

                                                              -------------------   ------------------    ------------------

NET LOSS APPLICABLE TO COMMON STOCK                           $      (11,646,000)    $     (3,695,000)     $     (8,908,000)
                                                              ===================   ==================    ==================

BASIC AND DILUTED LOSS PER COMMON SHARE                       $            (1.58)    $          (0.63)     $          (2.18)
                                                              ===================   ==================    ==================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                             7,375,000            5,900,000             4,082,000
                                                              ===================   ==================    ==================


See accompanying notes to consolidated financial statements

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  Years Ended December 31, 1998, 1997 and 1996


                                                       Series A                      Series B
                                                   Preferred Stock                Preferred Stock                 Common Stock
                                             -----------------------------  ----------------------------  --------------------------
                                                Shares          Amount         Shares         Amount          Shares          Amount
                                             --------------  -------------  --------------  ------------  ---------------   --------

BALANCES, January 1, 1996                          300,000    $     3,000               -   $         -        3,089,000   $ 31,000

ISSUANCE OF COMMON STOCK                                                                                         264,000      3,000

ISSUANCE OF PREFERRED STOCK                                                       500,000         5,000

PREFERRED STOCK DIVIDEND                            11,000

CONVERSION OF PREFERRED STOCK                     (311,000)        (3,000)                                     1,147,000     11,000

ISSUANCE OF COMMON STOCK FOR ACQUISITIONS                                                                        300,000      3,000

COMMON STOCK SUBSCRIPTION                                                                                         63,000      1,000

NET LOSS
                                             --------------  -------------  --------------  ------------  ---------------  ---------

BALANCES, December 31, 1996                              -              -         500,000         5,000        4,863,000     49,000

ISSUANCE OF COMMON STOCK                                                                                         686,000      7,000

CONVERSION OF PREFERRED STOCK                                                    (500,000)       (5,000)       1,667,000     16,000

NET LOSS
                                             --------------  -------------  --------------  ------------  ---------------  ---------

BALANCES, December 31, 1997                              -              -               -             -        7,216,000     72,000

ISSUANCES OF COMMON STOCK AND WARRANTS                                                                           271,000      3,000

EXERCISE OF WARRANTS AND OPTIONS                                                                                 180,000      2,000

CANCELLATION OF COMMON STOCK                                                                                    (100,000)    (1,000)

NET LOSS
                                             --------------  -------------  --------------  ------------  ---------------  ---------

BALANCES, December 31, 1998                              -    $         -               -   $         -        7,567,000    $76,000
                                             ==============  =============  ==============  ============  ===============  =========









                                                                                                                          Total
                                              Common        Capital in                                                Stockholders'
                                              Stock          Excess of          Accumulated           Note                Equity
                                          Subscription      Par Value            Deficit           Receivable         (Deficiency)
                                           -------------  -----------------  -------------------    -----------  -------------------

BALANCES, January 1, 1996                   $     5,000   $      9,173,000   $       (4,105,000)  $    (5,000)   $        5,102,000

ISSUANCE OF COMMON STOCK                                           760,000                                                  763,000

ISSUANCE OF PREFERRED STOCK                                      4,828,000                                                4,833,000

PREFERRED STOCK DIVIDEND                                           112,000             (112,000)                                  -

CONVERSION OF PREFERRED STOCK                                       (8,000)                                                       -

ISSUANCE OF COMMON STOCK FOR ACQUISITIONS                          947,000                                                  950,000

COMMON STOCK SUBSCRIPTION                        (5,000)             4,000                              5,000                 5,000

NET LOSS                                                                             (8,796,000)                         (8,796,000)
                                           ------------- ------------------  ------------------- -------------  --------------------

BALANCES, December 31, 1996                           -         15,816,000          (13,013,000)            -             2,857,000

ISSUANCE OF COMMON STOCK                                         1,996,000                                                2,003,000

CONVERSION OF PREFERRED STOCK                                      (11,000)                                                       -

NET LOSS                                                                             (3,695,000)                         (3,695,000)
                                           ------------- ------------------  ------------------- -------------  --------------------

BALANCES, December 31, 1997                           -         17,801,000          (16,708,000)            -             1,165,000

ISSUANCES OF COMMON STOCK AND WARRANTS                             201,000                                                  204,000

EXERCISE OF WARRANTS AND OPTIONS                                   547,000                                                  549,000

CANCELLATION OF COMMON STOCK                                      (366,000)                                                (367,000)

NET LOSS                                                                            (11,646,000)                        (11,646,000)
                                           ------------- ------------------  ------------------- -------------  --------------------

BALANCES, December 31, 1998                 $         -   $     18,183,000   $      (28,354,000)  $         -   $       (10,095,000)
                                           ============= ==================  =================== =============  ====================



See accompanying notes to consolidated financial statements

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1997 and 1996

                                                                     1998                 1997                  1996
                                                              -------------------   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $      (11,646,000)   $      (3,695,000)    $      (8,796,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:

Accretion of interest on notes payable                                    75,000                                     30,000
Write-off of assets held for disposition                                 153,000            2,037,000
Depreciation and amortization                                          1,332,000            1,292,000             1,684,000
Common stock issued for compensation
 and services                                                            104,000               71,000                40,000
Accrued interest, note receivable                                                             (11,000)
Changes in assets and liabilities, net of effects of acquisitions:

Accounts receivable                                                      468,000              (16,000)             (429,000)
Carrier commissions receivable                                          (829,000)            (110,000)              400,000
Inventories                                                             (103,000)             (51,000)              (31,000)
Prepaid expenses and other current assets                             (1,903,000)               6,000               339,000
Accounts payable and other current liabilities                         6,204,000             (980,000)            2,124,000
Deferred revenues                                                      1,204,000               44,000              (404,000)
                                                              -------------------   ------------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES:                                (4,941,000)          (1,413,000)           (5,043,000)
                                                              -------------------   ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions of businesses                                                                                         (336,000)
Purchases of equipment                                                  (744,000)            (318,000)             (953,000)
Payments for intangible assets                                                                                     (514,000)
(Increase) decrease in deposits                                         (389,000)              47,000              (231,000)
Collection of receivable from sale of assets                                                                      1,078,000
Collections of note receivable                                                                                       45,000
                                                              -------------------   ------------------    ------------------

NET CASH USED IN INVESTING ACTIVITIES                                 (1,133,000)            (271,000)             (911,000)
                                                              -------------------   ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable                                6,400,000
Payments for debt issuance costs                                        (171,000)

Payments on notes payable                                               (530,000)          (1,091,000)           (1,080,000)
Advances from (payments to) former parent                               (239,000)             993,000               274,000
Issuance of common and preferred stock                                                      1,932,000             4,362,000
Exercise of warrants and options                                         549,000

                                                              -------------------      ---------------      ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              6,009,000            1,834,000             3,556,000
                                                              -------------------   ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                          (65,000)             150,000            (2,398,000)

CASH, beginning of year                                                  294,000              144,000             2,542,000
                                                              -------------------   ------------------    ------------------

CASH, end of year                                             $          229,000    $         294,000     $         144,000
                                                              ===================   ==================    ==================


See accompanying notes to consolidated financial statements

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (CONTINUED) Years Ended December 31,
                               1998, 1997 and 1996

                                                                     1998                 1997                  1996
                                                              -------------------   ------------------    ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Cash paid during the year for:
Interest                                                      $          863,000    $         379,000     $         280,000
                                                              ===================   ==================    ==================

Income taxes                                                  $            6,000    $          10,000     $          20,000
                                                              ===================   ==================    ==================

SUPPLEMENTAL SCHEDULES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

Cost of intangible assets included in accounts
 payable                                                      $                -    $               -     $          88,000
                                                              ===================   ==================    ==================

Issuance of common stock for acquisitions                     $                -    $               -     $         950,000
                                                              ===================   ==================    ==================

Note payable incurred for acquisition of assets               $                -    $               -     $       1,139,000
                                                              ===================   ==================    ==================

Issuance of Series B Convertible Preferred Stock in
 exchange for amount due to parent                            $                -    $               -     $       1,200,000
                                                              ===================   ==================    ==================

Preferred stock issued for preferred stock dividend           $                -    $               -     $         112,000
                                                              ===================   ==================    ==================

Cancellation of common stock to settle
 outstanding receivable                                       $          367,000    $               -     $               -
                                                              ===================   ==================    ==================

Issuance of warrants in connection with certain
promissory notes                                              $          100,000    $               -     $               -
                                                              ===================   ==================    ==================

See accompanying notes to consolidated financial statements

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS


              Shared Technologies Cellular, Inc. (STC) together with its subsidiary (collectively the "Company") is a national cellular service provider offering rental, prepaid and activation services in over 690 of approximately 750 Cellular Geographical Service Areas within the United States. The Company rents cellular telephones to business and leisure travelers and to individuals at sporting events or in government agencies. As a reseller or agent for cellular and PCS carriers, the Company offers cellular service to approximately 96% of the U. S. population. STC also performs nationwide cellular activation services through a variety of retail and commercial outlets. The Company has expanded the scope of its prepaid (debit) cellular service to include a national activation, customer service and collection service operation through major mass merchants..

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

              Revenue Recognition

              Revenues related to providing short-term cellular phone rental services are recognized as the service is provided. Debit card revenue is recognized over the estimated period in which the Company provides debit, or prepaid, cellular service to its customers. Customers purchase debit cellular service by buying debit cards and calling the Company to activate, or redeem, the debit cards. Customers may also call the Company directly to purchase debit cellular service. The Company gives the customer a series of numeric codes that are input into their phone that allow it to be activated for a specific number of minutes and days. The actual number of minutes will vary based upon the denomination of the card and the type of calls made (local or roaming). A typical $30 debit card expires after 60 days. However, most of the airtime is used within the first 30 days of redemption. Carrier commissions related to activation revenues are due from cellular carriers for new cellular telephone line activations done by the Company. The commissions are earned only after the cellular telephone user has remained on the cellular telephone network for a specified period of time (vesting period). The Company records an allowance, as a reduction to carrier commissions receivable, for estimated cancellations of cellular service by the user prior to the end of the aforementioned vesting period. Although there is a short-term vesting period for which the Company must wait in order to receive its commission, the Company believes that the revenue process has been completed and recognizes the revenue over the estimated life of the phone line, typically twelve months.

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

              The following unaudited pro forma condensed consolidated statement of operations for 1996 gives effect to the acquisition of Summit as if it had occurred on January 1, 1996:

                Revenues                                                        $ 21,784,000
                                                                                =============

                Net loss                                                        $ (9,269,000)
                                                                                ==============

                Net loss applicable to common stockholders                      $ (9,382,000)
                                                                                ==============

                Basic and diluted loss per common share                         $      (2.25)
                                                                                ==============

NOTE 5 -      PREPAID EXPENSES AND OTHER CURRENT ASSETS

              Prepaid expenses and other current asset consist of the following at December 31, 1998 and 1997:

                                         1998              1997
                                      ----------        ----------
Prepaid telephone line charges        $  732,000        $   88,000
Prepaid access fees                      878,000            33,000
Marketable securities                    408,000
Other                                     12,000             6,000
                                      ----------        ----------

                                      $2,030,000        $  127,000
                                      ==========        ==========

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 -      TELECOMMUNICATIONS AND OFFICE EQUIPMENT

              Telecommunications and office equipment consist of the following at December 31, 1998 and 1997:

                                       1998              1997
                                    ----------        ----------
Telecommunications equipment        $2,504,000        $2,341,000
Office equipment                     1,411,000           835,000
                                    ----------        ----------

                                     3,915,000         3,176,000
Accumulated depreciation             2,790,000         2,191,000
                                    ----------        ----------

                                    $1,125,000        $  985,000
                                    ==========        ==========

              Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $604,000, $650,000 and $902,000, respectively.

NOTE 7 -      INTANGIBLE ASSETS

              Intangible assets consist of the following at December 31, 1998 and 1997:

                                  1998               1997
                                ----------        ----------
Goodwill                        $8,426,000        $8,426,000
Covenant not to compete            142,000           142,000
Rental car agreement               520,000           520,000
Debt issuance costs                171,000
                                ----------        ----------

                                 9,259,000         9,088,000
Accumulated amortization         2,266,000         1,537,000
                                ----------        ----------

                                $6,993,000        $7,551,000
                                ==========        ==========

              Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $619,000, $642,000 and $782,000, respectively.

NOTE 8 -      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

              Accrued expenses and other current liabilities consist of the following at December 31, 1998 and 1997:

                                    1998              1997
                                 ----------        ----------
Sales and other taxes            $4,428,000        $3,174,000
Payroll and payroll taxes           124,000           137,000
Commissions                         222,000           166,000
Other                             1,379,000           435,000
                                 ----------        ----------

                                 $6,153,000        $3,912,000
                                 ==========        ==========

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 -      NOTES PAYABLE

              Notes payable consist of the following at December 31, 1998 and 1997:

                                                                           1998                  1997
                                                                     ------------------   -------------------
Promissory note bearing interest at 8% per
 annum and payable in semi-annual
 principal installments of $225,000 through
 May 2000.  The note is collateralized by
 certain of the Company's assets.                                            $ 675,000           $ 1,125,000

Promissory notes bearing interest at 10%
 per annum and payable in monthly installments
 of $8,500 through March 2002.                                                 281,000               362,000

Promissory notes bearing interest at prime rate
 (7.75% at December 31, 1998) plus 2.50% per
 annum and payable on or before July 1, 1999.
 The notes include warrants to purchase
 400,000 shares of the Company's common
 stock at $5.00 per share through April 2003.                                3,975,000

Convertible debt bearing interest at 5% per
 annum.  Interest is payable quarterly, with
 principal, due in May 2005.  The debt may be
 converted into shares of the Company's common
 stock, at $5.00 per share.                                                  2,400,000

Promissory note, to former parent, bearing
 interest at Prime (7.75% at December 31, 1998)
 plus 2% per annum payable quarterly, with
 principal, due in November 1999.                                            1,411,000            -
                                                                     ------------------   -------------------

                                                                             8,742,000             1,487,000
Less current portion                                                         5,913,000               530,000
                                                                     ------------------   -------------------

                                                                           $ 2,829,000             $ 957,000
                                                                     ==================   ===================

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 -      NOTES PAYABLE (CONTINUED)

              Aggregate future principal payments are as follows:

     Year Ending December 31,

               1999                $5,913,000
               2000                   310,000
               2001                    94,000
               2002                    25,000
               2003
         Thereafter                 2,400,000
                                   ----------

                                   $8,742,000
                                   ==========

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

              The activity in the Plan and the Director Plan are as follows:

                                                                       Exercise Price Per Share
                                                         Number of                                Weighted
                                                          Options              Range               Average
                                                     -----------------------------------------------------------

Balance outstanding, January 1, 1996                           231,000          $ 1.63-5.00          $   3.45

Granted                                                         55,000            2.75-4.75              3.69
Expired                                                        (5,000)                 3.68              3.68
                                                     ---------------------------------------------------------

Balance outstanding, December 31,                              281,000            1.63-5.00              3.33
1996

Granted                                                         93,000            2.13-2.50              2.15
Expired                                                        (9,000)            3.68-5.00              4.22
                                                     ---------------------------------------------------------

Balance outstanding, December 31,                              365,000            1.63-4.75              3.01
1997

Granted                                                        380,000            5.56-7.13              5.60
Exercised                                                     (28,000)            2.13-4.75              2.75
Expired                                                       (18,000)            2.13-6.50              4.10
                                                     ---------------------------------------------------------

Balance outstanding, December 31,                              699,000          $ 1.63-7.13          $   4.38
1998
                                                     =========================================================

Exercisable, December 31, 1998                                 292,000          $ 1.63-7.13          $   3.36
                                                     =========================================================

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

                                                                 1998                  1997                1996

              Net loss applicable to common stockholders:
              As reported                                   $  (11,646,000)        $(3,695,000)        $(8,908,000)
              Pro forma                                        (12,009,000)         (3,770,000)         (8,920,000)

              Net loss per share applicable to common
              stockholders:
              As reported                                             (1.58)              (.63)              (2.18)
              Pro forma                                               (1.63)              (.64)              (2.19)


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

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 -     INCOME TAXES

              A reconciliation of income tax benefit, to the federal statutory rate follows:

                                                                Years Ended December 31,
                                                         ------------------------------------
                                                           1998          1997          1996
              Income tax benefit on reported pretax
               loss at federal statutory rate             (34.0)%       (34.0)%       (34.0)%
              State net operating losses                  (6.0)         (6.0)         (6.0)
              Net operating loss carryforward not        40.0          40.0          40.0
              recognized                                  ----          ----          ----

              Income taxes                                 0.0%          0.0%          0.0%
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

              The net deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                     1998                            1997

           Deferred tax assets:
           Net operating loss carryforwards                                       $  9,289,000                    $  5,164,000
           Allowance for doubtful accounts                                             367,000                         390,000
           Asset basis difference, intangible assets                                    57,000
                                                                    ---------------------------     ---------------------------

                                                                                     9,713,000                       5,554,000
                                                                    ---------------------------     ---------------------------

           Deferred tax liabilities, asset basis
            difference for equipment and intangible assets                            (11,000)                        (43,000)
                                                                    ---------------------------     ---------------------------

           Deferred tax asset, net                                                   9,702,000                       5,511,000
           Valuation allowance for deferred tax asset                              (9,702,000)                     (5,511,000)
                                                                    ---------------------------     ---------------------------

                                                                                    $        -                      $        -
                                                                    ===========================     ===========================

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


NOTE 19 -     SUBSEQUENT EVENT

              On February 5, 1999, the Company closed a $15 million private placement of equity with 20 investors, led by Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, and a number of European-based institutional investors. Oakes, Fitzwilliams & Co. S.A. of London acted as placement agent for the Company in connection with the sales to the European investors.

              Pursuant to a Securities Purchase Agreement entered into between the Company and the investors (the "Securities Purchase Agreement"), the Company issued an aggregate of 15,000 shares of a new Series C Convertible Preferred Stock, $.01 per share, and Warrants to purchase an aggregate of 300,000 shares of Common Stock, $.01 par value, of the Company. These Warrants were valued at $75,000, the value will be treated as a "discount" to the Series C Shares and such discount will be accreted as a preferred stock dividend over the five year term of the Warrants. Each share of Series C Convertible Preferred Stock is convertible into Common Stock of the Company in accordance with the formula described below. The Company intends to use the proceeds from the offering to repay approximately $5.5 million of outstanding indebtedness and for general corporate purposes.

              Description of Series C Convertible Preferred Stock. The following description of the rights and preferences of the Series C Convertible Preferred Stock is a summary, and is qualified in its entirety by reference to the entire text of the Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock (the "Certificate of Designation").

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

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 -     SUBSEQUENT EVENT (CONTINUED)



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

                  (vi) redeeming, declaring, paying or making any provision for any dividend or distribution with respect to the Common Stock of the Company or any other capital stock of the Company ranking junior to the Series C Convertible Preferred Stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company; and

                  (vii) issuing any Series C Convertible Preferred Stock except pursuant to the terms of the Securities Purchase Agreement.

              Dividends. The Series C Convertible Preferred Stock will not bear dividends, but will accrue a "Premium" payable upon conversion or liquidation as described below.

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

              Conversion. Each share of Series C Convertible Preferred Stock is convertible into shares of Common Stock of the Company in accordance with the following formula:

                  Number of Shares of   =   Stated Value plus accrued Premium
                                            ---------------------------------
                  Common Stock Issuable             Conversion Price

              The "Stated Value" is equal to $1,000 per share. The "Premium" is equal to 6%, per annum of the Stated Value, accruing from the date of issuance of the Series C Convertible Preferred Stock through and including the date of conversion, and is payable in Common Stock or cash, at the Company's option (subject to certain conditions), upon conversion. The Premium will be accounted for as a preferred stock dividend. The anticipated impact of the preferred stock dividend on the Company's financial statements is expected to be approximately $225,000 per quarter, until conversion. The "Conversion Price" is equal to the lesser of $7 and the Variable Conversion Price. The "Variable

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 -     SUBSEQUENT EVENT (CONTINUED)

              Conversion Price" is equal to the average of the lowest Closing Bid Prices (as defined in the Certificate of Designation) for the Common Stock of the Company on any five (5) consecutive trading days during the period of fifteen (15) trading days immediately prior to the conversion date. If the Company's Common Stock trades above $11 per share (subject to adjustment upon the occurrence of certain events, including but not limited to a stock split or dividend or a merger or consolidation of the Company) for ten (10) consecutive days, and if at all times during such period, certain conditions set forth in the Certificate of Designation are satisfied, the Conversion Price will be equal to $7 thereafter.

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

              Conversion Limitations. The number of shares of Common Stock issued upon conversion of all outstanding shares of Series C Convertible Preferred Stock may not exceed the following amounts during the periods specified (each, a "Conversion Limit Amount"), and the Conversion Limit Amount is subject to adjustment in accordance with the terms of the Certificate of Designation.

                                                                                          Conversion
                                                     Period                               Limit Amount
                                                     ------                               ------------
                           During the 1st Year Following the Issue Date                    3,975,000
                           During the 2nd Year Following the Issue Date                    4,200,000
                           During the 3rd Year Following the Issue Date                    4,425,000
                           During the 4th Year Following the Issue Date                    4,650,000
                           Following the 4th Anniversary of the Issue Date                 4,875,000

              No purchaser of the Series C Convertible Preferred stock may be issued, upon conversion of such stock, shares of Common Stock in an amount greater than the product of (i) the applicable Conversion Limit Amount times (ii) a fraction, the numerator of which is the number of shares of Series C Convertible Preferred Stock issued to such purchaser pursuant to the Securities Purchase Agreement and the denominator of which is the aggregate amount of all of the shares of Series C Convertible Preferred Stock issued to the purchasers pursuant to the Securities Purchase Agreement, subject to certain adjustments set forth in the Certificate of Designation. In addition, until the Company obtains the approval of the holders of a majority of the Company's Common Stock, the number of shares of Common Stock issued upon conversion of Series C Convertible Preferred Stock or exercise of the Warrants may not exceed 19.99% of the number of shares of Common Stock outstanding on February 5, 1999, or 1,512,661 shares. The Company has agreed to seek such stockholder approval (the "Stockholder Approval") at a meeting of stockholders to be held no later than May 31, 1999. As of the date of this Current Report, but for the limitation described in the second preceding sentence, the 15,000 shares of Series C Convertible Preferred Stock would be convertible into approximately 2,142,857 shares of Common Stock of the Company, or 28% of the total number of shares of Common Stock issued and outstanding on February 5, 1999. Further, the total number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Warrants as of the date of this Current Report, but for the aforementioned limitation, would be approximately 2,442,857 shares, or 32% of the total number of shares of Common Stock issued and outstanding on February 5, 1999.

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 -     SUBSEQUENT EVENT (CONTINUED)

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

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 -     SUBSEQUENT EVENT (CONTINUED)

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

              Segment information listed below reflects the three principal business units of the Company (as described in Note 1). Each segment is managed according to the products which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker
              (CODM). The Company's CODM uses segment information relating to the operations of each segment. However, a segment balance sheet data is not prepared or used by the CODM.

              Operating segment information for 1998, 1997, and 1996 is summarized as follows:

                                          RENTAL              DEBIT             ACTIVATION          CORPORATE          CONSOLIDATED
                                       ------------        ------------        ------------        -----------         ------------
1998
Revenues                               $ 14,037,000        $ 12,737,000        $  1,426,000        $       --          $ 28,200,000
                                       ============        ============        ============        ===========         ============
Depreciation/amortization              $    399,000                            $      3,000        $    930,000        $  1,332,000

Bad debt                               $  1,441,000        $    122,000        $     16,000        $       --          $  1,579,000
Operating loss                         $   (777,000)       $ (5,942,000)       $   (365,000)       $ (3,604,000)       $(10,688,000)
Interest expense                                                                                       (952,000)           (952,000)
                                       ------------        ------------        ------------        -----------         ------------

Loss before
 income taxes                          $   (777,000)       $ (5,942,000)       $   (365,000)       $ (4,556,000)      $ (11,640,000)
                                       ============        ============        ============        ============       =============

                                          RENTAL              DEBIT             ACTIVATION          CORPORATE          CONSOLIDATED
                                       ------------        ------------        ------------        -----------         ------------
1997
Revenues                                $ 15,242,000        $  6,299,000        $  2,657,000       $       --          $ 24,198,000
                                        ============        ============        ============       =============       ============
Depreciation/amortization               $    495,000                            $     14,000       $    783,000        $  1,292,000

Bad debt                                $  1,309,000        $      8,000        $     24,000       $       --          $  1,341,000
Operating income (loss)                 $   (965,000)       $  1,471,000        $     86,000       $ (4,045,000)       $ (3,453,000)
Interest expense                                                                                       (232,000)           (232,000)
                                       ------------        ------------        ------------        -----------         ------------

Income (loss) before
 income taxes                           $   (965,000)       $  1,471,000        $     86,000       $ (4,277,000)       $ (3,685,000)
                                        ============        ============        ============       ============        ============


                                          RENTAL              DEBIT             ACTIVATION          CORPORATE          CONSOLIDATED
                                       ------------        ------------        ------------        -----------         ------------
1996
Revenues                               $ 16,339,000        $  1,516,000        $  3,059,000        $       --          $ 20,914,000
                                        ============        ============        ============       ============        ============

Depreciation/amortization              $    953,000                            $     12,000        $    719,000        $  1,684,000

Bad debt                               $  1,568,000        $       --          $    204,000        $       --          $  1,772,000
Operating loss                         $ (2,920,000)       $    (96,000)       $   (160,000)       $ (3,712,000)       $ (6,888,000)
Interest expense                                                                                       (906,000)           (906,000)
Other expense                              (980,000)                                                                       (980,000)
                                       ------------        ------------        ------------        -----------         ------------
Loss before
 income taxes                          $ (3,900,000)       $    (96,000)       $   (160,000)       $ (4,618,000)       $ (8,774,000)
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

                                    SHARED TECHNOLOGIES CELLULAR, INC.
                                    (Registrant)
                     By
                                    \ s\ Anthony D. Autorino
                                    Anthony D. Autorino
                                    Chief Executive Officer and Director
                                    Date:  May 21, 1999
                     By
                                    \ s\ Vincent DiVincenzo
                                    Vincent DiVincenzo
                                    Chief Financial Officer and Director
                                    Date:  May 21, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Anthony D. Autorino                  By: William A. DiBella*             By:
Anthony D. Autorino                         William A. DiBella                  Bruce Carswell
Chief Executive Officer                     Director                            Director
and Director                                Date:  May 21, 1999                 Date:  May  , 1999
Date:  May 21, 1999

By:                                         By: Thomas H. Decker*
Ajit G. Huthessing                          Thomas H. Decker
Director                                    Director
Date:  May   , 1999                         Date:  May 21, 1999

By: /s/ Vincent DiVincenzo                  By: Nicholas E. Sinacori*
Vincent DiVincenzo                          Nicholas E. Sinacori
Chief Financial Officer                     Director
and Director                                Date:  May 21, 1999
Date:  May 21, 1999

* By: /s/Anthony D. Autorino
Anthony D. Autorino
Attorney-in-fact