Form 10-K/A
period 1998-12-31
SHARED TECHNOLOGIES CELLULAR INC
filed 1999-06-21
CIK 933583

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 3

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

                                       1998        1997        1996        1995        1994
                                       ----        ----        ----        ----        ----
     Statement of Operations-Data:
Revenues                             $ 28,200    $ 24,198    $ 20,914    $ 13,613    $ 10,217
Gross margin                            7,941      10,667       6,305       5,026       4,923
Total operating expenses               18,629      14,120      14,173       8,015       4,272
Income (loss) from operations         (10,688)     (3,453)     (7,868)     (2,989)        651
Gain on sale of division                   --          --          --         689          --
Loss on discontinued affiliate             --          --          --        (364)         --
Interest expense, net                     952         232         906         136          49
Net income (loss) before income
   taxes                              (11,640)     (3,685)     (8,774)     (2,800)        602
Income taxes                               (6)        (10)        (22)        (48)         --
Net income (loss)                     (11,646)     (3,695)     (8,796)     (2,848)        602
Preferred stock dividends                  --          --        (112)         --          --
Net income (loss) applicable to
   common stock                      $(11,646)   $ (3,695)   $ (8,908)   $ (2,848)   $    602
Net income (loss) per common
   share, basic and diluted          $  (1.58)   $  (0.63)   $  (2.18)   $  (1.04)   $   0.28
Weighted average number of
  shares outstanding                    7,375       5,900       4,082       2,748       2,185
Balance Sheet Data:
Working deficit                      $(16,099)   $ (6,955)   $ (8,975)   $ (1,851)   $   (920)
Total assets                           13,487      11,536      14,262      14,378       5,452
Notes payable (including current
  portion)                              7,331       1,487       2,578       2,000          --
Other liabilities                      14,840       7,832       8,768       6,290       2,449
Indebtedness to STFI                    1,411       1,052          59         985       2,434
Accumulated deficit                   (28,354)    (16,708)    (13,013)     (4,105)     (1,256)
Stockholders' equity (deficit)       $(10,095)   $  1,165    $  2,857    $  5,102    $    569

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION:


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues for 1998 were $28,200,000, compared to $24,198,000 for 1997, an increase of $4,002,000 (17%). This increase was due to the expansion of the debit (prepaid) services, which grew by over 100%. The net loss for 1998 was $11,646,000, compared to a net loss of $3,695,000 for 1997. Included in the net loss for 1998 is approximately $6,494,000 of expenses related to the termination of the Company's relationship with SmarTalk Teleservices, Inc. The basic and diluted loss per common share was $1.58 for 1998, compared to $0.63 for 1997.

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

Gross Margin

Gross margin was 28% of revenues for 1998, compared to 44% of revenues for 1997. The decrease in gross margin was mainly due to expenses related to the problems with SmarTalk and a change in the revenue mix. The following table summarizes the change in the revenue mix and the corresponding gross margin for the two years:

                            1998                           1997
                    Revenues     Gross margin      Revenues     Gross  margin

Debit                  45%              4%             26%             43%
Rental                 50%             48%             63%             46%
Activation              5%             45%             11%             37%
                      100%             28%            100%             44%

The gross margin for the debit operations decreased mainly due to two factors. In December 1998 the Company terminated its relationship with SmarTalk and filed a lawsuit against SmarTalk. SmarTalk subsequently filed for bankruptcy protection. As a result, the Company wrote off approximately $2,246,000 that pertained to the unamortized portion of a subsidy the Company paid SmarTalk for cellular phone sales they made to retailers. The Company paid SmarTalk $30 per phone shipped to a retailer and an additional $20 when the phone was sold to a customer. A portion of this subsidy was refundable under certain circumstances. A deferred charge was recorded at the time of payment, since the "cost" of the phone was to benefit future periods and revenue streams, thereby matching the cost with the associated revenues. As a result of the termination of the Company's relationship with SmarTalk, the Company determined that future revenues would not justify the amount capitalized and the amount was written-off. In addition, the Company purchased several thousand new cellular lines in anticipation of an increase in volume related to the SmarTalk contract. With the termination of the SmarTalk relationship, the Company did not maintain its growth rate and, in addition, the Company's customer base began to deteriorate. Consequently, a significant gap was created between active lines with customers and lines under contract with carriers. Most of the new lines required significant minimum commitment periods and had early termination penalties. As a result, during the fourth quarter of 1998, the Company incurred $648,000 in monthly access fees on the excess carrier lines. The other factors that resulted in a decrease to the gross margin of the debit operations was a price reduction given to a major distributor and due to the end-user CellEase program having a lower margin than the distributor program. The distributor program accounted for most of the 1997 debit revenues. The gross margin for portable cellular rental operations improved slightly due to a slight reduction in carrier costs. The gross margin for the activation operations improved significantly due to a change in the product mix to more retail activations, which generally provided higher commissions to the Company than activations performed at the military bases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A") were $15,075,000 for 1998, compared to $10,742,000 for 1997, an increase of $4,333,000. As a percentage of revenues, S,G&A increased to 54% for 1998, compared to 44% for 1997. Revenues increased by $4,002,000 from fiscal 1997 to fiscal 1998. S,G&A, as a percentage of such revenues, would have remained constant at 44%, but for two significant factors in 1998. The Company incurred $1,625,000 in expenses in 1998 related to the termination of the SmarTalk agreement. These expenses included the write-off of $875,000 of unamortized advance commissions made to SmarTalk against future revenues. The Company and SmarTalk agreed in November 1998 to these advance commissions in exchange for a waiver of all future commissions. As a result of the termination of the Company's relationship with SmarTalk, the Company determined that future revenues would not justify the amount capitalized and the amount was written-off. Another $412,000 relates to expenses incurred in the fourth quarter of 1998 for the addition of a new call center in Hartford and the expansion of the existing call center in St. Louis to handle the anticipated increase in volume from the SmarTalk agreement that did not occur. The balance of the expenses incurred in 1998 that relate to the termination of the SmarTalk agreement relate to computer programming, legal and other ancillary costs. The Company also incurred expenses of approximately $800,000 as a result of the acquisition of Shared Technologies Fairchild Inc. ("STFI"), the former parent of the Company, by Intermedia Communications, Inc., and the subsequent termination of a management agreement with STFI. STFI had been providing certain support and management services to the Company under this management agreement. Such additional expenses included payroll for certain former employees of STFI who had not previously received direct compensation from the Company. Therefore, of the $4,332,000 increase in S,G&A, approximately $1,907,000 represented the amount of S,G&A increase unrelated to the termination of the SmarTalk agreement and the STFI transaction. The majority of the $1,907,000 increase was in field S,G&A, which, as a percentage of revenues, increased slightly to 35% in 1998, compared to 34% in 1997. As previously discussed, the Company did not achieve the anticipated fourth quarter 1998 CellEase revenues, even though the Company increased its field S,G&A in anticipation of the additional revenues.

Bad Debt Expense

Bad debt expense was $3,554,000 for 1998, compared to $1,341,000 for 1997, an increase of $2,213,000. As a percentage of revenues, bad debt expense was 13% for 1998, compared to 6% for 1997. This increase in the percentage of bad debts is due to the write-off of $1,975,000 (7%) that was due from SmarTalk. In December 1998 the Company terminated its relationship with SmarTalk and filed a lawsuit against SmarTalk. SmarTalk subsequently filed for bankruptcy protection. The balance of the bad debt expense mainly related to the cellular rental business. The predominant amount of these sales are paid by credit card. Historically, the Company has experienced an amount of credit card charges that it is not able to collect. In addition, the Company receives some customer requests for amounts charged to be reversed for a variety of reasons. The Company diligently investigates these occurrences. However, the Company still experiences a large percentage of bad debt write-offs, as it continues to make efforts to address this problem. The Company therefore maintains a large allowance for doubtful accounts against its receivable balance, representing the unpaid accounts under investigation, and upon final resolution of the account, the amount is either collected or written off against the allowance. The investigation process is time consuming; documentation (typically itemized call detail for the rental period) must be generated and provided to the credit card processing company prior to the reversal of the claim. The Company regularly reviews the allowance for the amounts that are deemed truly uncollectable and writes them off against the allowance. The allowance represents only those receivables generated within the current operating cycle and does not have any amounts that are aged in excess of a 12-month period.

Interest Expense

Interest expense was $952,000 for 1998, compared to $232,000 for 1997. Interest expense was mainly due to debt from acquisitions made in prior years, debt to STFI, and debt financing completed in May 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues for 1997 were $24,198,000, an increase of $3,284,000 (16%) over revenues for 1996. This increase was primarily due to the expansion of the debit business and the April 1996 purchase of the operations of the Company's sole franchisee, both of which were partially offset by the elimination of the in-car cellular rental operations. The loss from operations, excluding non-recurring charges, was $1,416,000 in 1997 and $7,868,000 in 1996. The net loss for 1997 was $3,695,000, compared to a net loss of $8,796,000 for 1996. The improvement was a result of the change in the revenue mix to more profitable lines of business and a reduction in operating expenses. The basic and diluted loss per common share was $0.63 for 1997, compared to $2.18 for 1996.

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

Gross Margin

Gross margin increased to 44% of revenues for 1997, from 30% of revenues for 1996. This improvement was mainly due to significant changes in revenue mix and the inclusion in 1996 of $980,000 (5%) in cost of revenues related to the cancellation of a contract with a major supplier for the production of advanced in-car cellular phones. At the time of the contract cancellation, the supplier had purchased various components that were specific to advanced in-car cellular phones. The Company was obligated to reimburse the supplier for out-of-pocket expenses and a negotiated portion of the suppliers anticipated profits. The in-car operations represented 15% of 1996 revenues but had no gross margin, compared to no revenues in 1997. As previously discussed, the in-car operations were discontinued in 1997. The gross margin for both the portable cellular rental and the debit operations improved due to a reduction in carrier costs as a result of better line management and lower carrier usage costs. As a percentage of revenue, the debit business increased from 7% in 1996 to 26% in 1997. The activation operations had a small reduction in gross margin due to lower activation commissions received from carriers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased $1,659,000 (13%), to $10,742,000 for 1997 from $12,401,000 for 1996. As a percentage of revenues, SG&A decreased to 40% for 1997, compared to 59% for 1996. This decrease was due to several factors. In the latter part of fiscal year 1996, the Company made a concerted effort to reduce its operating expenses. The Company consolidated its Special Events operation into its portable rental business, it transitioned its in-car cellular telephone rental operation to its portable cellular telephone rental business, and implemented other cost-cutting measures, such as staff reductions, office closings and travel restrictions that resulted in an overall decrease in SG&A. The Company was also able to include the revenues from the Summit acquisition with minimal amounts of additional SG&A, which helped to reduce SG&A as a percentage of revenues.

Bad Debt Expense

Bad debt expense was $1,341,000 for 1997, compared to $1,772,000 for 1996, a decrease of $431,000. As a percentage of revenues, bad debt expense was 6% for 1997, compared to 8% for 1996. The majority of the bad debt expense in both years related to the cellular rental business. The improvement in bad debts expense, as a percentage of revenues, was due to a change in the product mix, to more debit revenues that experienced lower amounts of bad debt than the cellular rental business.

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

The Company will require additional funds in order to satisfy existing obligations arising from completed acquisitions, and to fund current expansion plans. In February 1999, the Company closed on a $15 million private placement of 15,000 shares of Series C Preferred Stock ("Series C Shares"). Each purchaser of the Series C Shares has the right, upon the occurance of certain events, to require the Company to redeem all or any part of such purchaser's Series C Shares, therefore, the Series C Shares will not be reflected in stockholders' equity (deficit). See Note 19 - Subsequent Event, for an in-depth discussion of the terms of the Series C Shares, including the purchaser's conversion rights. The funds will be used to repay approximately $5.5 million of outstanding indebtedness, improve the Company's working capital and for general corporate purposes. The Company will recognize a non-cash preferred stock dividend of approximately $229,000 per quarter related to the 6% Premium and the value of the warrants issued in connection with the Series C Shares. In addition, in accordance with Emerging Issues Task Force (EITF) Topic D-60, the Company will recognize a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in the first quarter of 1999. The amount represents the difference between the conversion price of $7 per share at the date of issuance of the preferred stock, February 5, 1999, and the $8 7/8 market price of the common stock at that date. Also, in March 1999, the Company signed a letter of intent with a financial institution the Company currently does business with to establish a $10 million credit facility, subject to the financial institution's satisfactory completion of a due diligence review of the Company. The $10 million credit facility will be for a period of two years and will be used for working capital and general corporate purposes. The availability of the credit facility will be based on a percentage of receivables, with approximately $3 million immediately available, and will include covenants requiring certain levels of prepaid lines and operating results over time. The Company believes the Series C Shares and the $10 million credit facility should allow the Company to maintain good relations with its suppliers and give the Company the ability to expand rapidly and meet its current obligations. Management believes that ongoing operations, together with the equity financing and the credit facility, will provide the Company with sufficient funds to finance operations and planned expansion for at least the next 12 months, and long-term liquidity will depend on the Company's ability to attain profitable operations.

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
                                                                                    ==================    ==================


See accompanying notes to consolidated financial statements

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1998, 1997 and 1996

                                                                     1998                 1997                  1996
                                                              -------------------   ------------------    ------------------
                                                                   (RECLASSIFIED)                            (RECLASSIFIED)

REVENUES                                                      $       28,200,000    $      24,198,000     $      20,914,000

COST OF REVENUES                                                      20,259,000           13,531,000            14,609,000
                                                              -------------------   ------------------    ------------------

GROSS MARGIN                                                           7,941,000           10,667,000             6,305,000
                                                              -------------------   ------------------    ------------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                             15,075,000           10,742,000            12,401,000

BAD DEBT EXPENSE                                                       3,554,000            1,341,000             1,772,000

LOSS ON DISCONTINUED PRODUCT LINE                                                           2,037,000

                                                              -------------------   ------------------    ------------------

                                                                      18,629,000           14,120,000            14,173,000
                                                              -------------------   ------------------    ------------------

LOSS FROM OPERATIONS                                                 (10,688,000)          (3,453,000)           (7,868,000)
                                                              -------------------   ------------------    ------------------

OTHER INCOME (EXPENSE):

Interest expense                                                        (952,000)            (232,000)             (906,000)
                                                              -------------------   ------------------    ------------------

LOSS BEFORE INCOME TAXES                                             (11,640,000)          (3,685,000)           (8,774,000)

INCOME TAXES                                                              (6,000)             (10,000)              (22,000)
                                                              -------------------   ------------------    ------------------

NET LOSS                                                             (11,646,000)          (3,695,000)           (8,796,000)

PREFERRED STOCK DIVIDENDS                                                                                          (112,000)

                                                              -------------------   ------------------    ------------------

NET LOSS APPLICABLE TO COMMON STOCK                           $      (11,646,000)    $     (3,695,000)     $     (8,908,000)
                                                              ===================   ==================    ==================

BASIC AND DILUTED LOSS PER COMMON SHARE                       $            (1.58)    $          (0.63)     $          (2.18)
                                                              ===================   ==================    ==================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                             7,375,000            5,900,000             4,082,000
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

              Reclassification

              Certain reclassifications have been made to the presentation of the Company's Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1996. For 1998, $6,494,000 in costs related to the termination of the Company's relationship with SmarTalk TeleServices, Inc. were reclassified from "loss on distributor contract" to "cost of revenues" ($2,894,000), "selling, general and administrative expenses" ($1,625,000) and to "bad debt expense" ($1,975,000). For 1996, $980,000 in costs related to the cancellation of a contract for the production of certain in-car telecommunications equipment were reclassified from "loss on contract cancellation" to "cost of revenues".

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

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 -     SUBSEQUENT EVENT

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



NOTE 17 -     SUBSEQUENT EVENT (CONTINUED)



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

              Conversion. Subject to an aggregate Conversion Limit Amount described below, each share of Series C Convertible Preferred Stock is convertible at any time by the holder into shares of Common Stock of the Company in accordance with the following formula:

                  Number of Shares of   =   Stated Value plus accrued Premium
                                            ---------------------------------
                  Common Stock Issuable             Conversion Price

              The "Stated Value" is equal to $1,000 per share. The "Premium" is equal to 6%, per annum of the Stated Value, accruing from the date of issuance of the Series C Convertible Preferred Stock through and including the date of conversion, and is payable in Common Stock or cash, at the Company's option (subject to certain conditions), upon conversion. The Premium will be accounted for as a non-cash preferred stock dividend. The anticipated impact of the preferred stock dividend on the Company's financial statements is expected to be approximately $225,000 per quarter, until conversion. The "Conversion Price" is equal to the lesser of $7 and the Variable Conversion Price. The "Variable

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 -     SUBSEQUENT EVENT (CONTINUED)

              Conversion Price" is equal to the average of the lowest Closing Bid Prices (as defined in the Certificate of Designation) for the Common Stock of the Company on any five (5) consecutive trading days during the period of fifteen (15) trading days immediately prior to the conversion date. If the Company's Common Stock trades above $11 per share (subject to adjustment upon the occurrence of certain events, including but not limited to a stock split or dividend or a merger or consolidation of the Company) for ten (10) consecutive days, and if at all times during such period, certain conditions set forth in the Certificate of Designation are satisfied, the Conversion Price will be equal to $7 thereafter.
              In accordance with Emerging Issues Task Force (EITF) Topic D-60, the Company will recognize a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in the first quarter of 1999. The amount represents the difference between the conversion price of $7 per share on the date of issuance of the Series C Convertible Preferred Stock, February 5, 1999, and the $8 7/8 market price of the common stock at that date.

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

              No purchaser of the Series C Convertible Preferred stock may be issued, upon conversion of such stock, shares of Common Stock in an amount greater than the product of (i) the applicable Conversion Limit Amount times (ii) a fraction, the numerator of which is the number of shares of Series C Convertible Preferred Stock issued to such purchaser pursuant to the Securities Purchase Agreement and the denominator of which is the aggregate amount of all of the shares of Series C Convertible Preferred Stock issued to the purchasers pursuant to the Securities Purchase Agreement, subject to certain adjustments set forth in the Certificate of Designation. In addition, until the Company obtains the approval of the holders of a majority of the Company's Common Stock, the number of shares of Common Stock issued upon conversion of Series C Convertible Preferred Stock or exercise of the Warrants may not exceed 19.99% of the number of shares of Common Stock outstanding on February 5, 1999, or 1,512,661 shares. The Company has agreed to seek such stockholder approval (the "Stockholder Approval") at a meeting of stockholders to be held no later than June 30, 1999. As of the date of this Current Report, but for the limitation described in the second preceding sentence, the 15,000 shares of Series C Convertible Preferred Stock would be convertible into approximately 2,142,857 shares of Common Stock of the Company, or 28% of the total number of shares of Common Stock issued and outstanding on February 5, 1999. Further, the total number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Warrants as of the date of this Current Report, but for the aforementioned limitation, would be approximately 2,442,857 shares, or 32% of the total number of shares of Common Stock issued and outstanding on February 5, 1999.

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 -     SUBSEQUENT EVENT (CONTINUED)

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



NOTE 17 -     SUBSEQUENT EVENT (CONTINUED)

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

NOTE 18 -     SEGMENT INFORMATION

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

              Operating segment information for 1998, 1997, and 1996 is summarized as follows:

                                          RENTAL              DEBIT             ACTIVATION          CORPORATE          CONSOLIDATED
                                       ------------        ------------        ------------        -----------         ------------
1998
Revenues                               $ 14,037,000        $ 12,737,000        $  1,426,000        $       --          $ 28,200,000
                                       ============        ============        ============        ===========         ============
Depreciation/amortization              $    399,000                            $      3,000        $    930,000        $  1,332,000

Bad debt                               $  1,441,000        $  2,097,000        $     16,000        $       --          $  3,554,000
Operating loss                         $   (777,000)       $ (5,942,000)       $   (365,000)       $ (3,604,000)       $(10,688,000)
Interest expense                                                                                       (952,000)           (952,000)
                                       ------------        ------------        ------------        -----------         ------------

Loss before
 income taxes                          $   (777,000)       $ (5,942,000)       $   (365,000)       $ (4,556,000)      $ (11,640,000)
                                       ============        ============        ============        ============       =============

                                          RENTAL              DEBIT             ACTIVATION          CORPORATE          CONSOLIDATED
                                       ------------        ------------        ------------        -----------         ------------
1997
Revenues                                $ 15,242,000        $  6,299,000        $  2,657,000       $       --          $ 24,198,000
                                        ============        ============        ============       =============       ============
Depreciation/amortization               $    495,000                            $     14,000       $    783,000        $  1,292,000

Bad debt                                $  1,309,000        $      8,000        $     24,000       $       --          $  1,341,000
Operating income (loss)                 $   (965,000)       $  1,471,000        $     86,000       $ (4,045,000)       $ (3,453,000)
Interest expense                                                                                       (232,000)           (232,000)
                                       ------------        ------------        ------------        -----------         ------------

Income (loss) before
 income taxes                           $   (965,000)       $  1,471,000        $     86,000       $ (4,277,000)       $ (3,685,000)
                                        ============        ============        ============       ============        ============


                                          RENTAL              DEBIT             ACTIVATION          CORPORATE          CONSOLIDATED
                                       ------------        ------------        ------------        -----------         ------------
1996
Revenues                               $ 16,339,000        $  1,516,000        $  3,059,000        $       --          $ 20,914,000
                                        ============        ============        ============       ============        ============

Depreciation/amortization              $    953,000                            $     12,000        $    719,000        $  1,684,000

Bad debt                               $  1,568,000        $       --          $    204,000        $       --          $  1,772,000
Operating loss                         $ (3,900,000)       $    (96,000)       $   (160,000)       $ (3,712,000)       $ (7,868,000)
Interest expense                                                                                       (906,000)           (906,000)
                                       ------------        ------------        ------------        -----------         ------------
Loss before
 income taxes                          $ (3,900,000)       $    (96,000)       $   (160,000)       $ (4,618,000)       $ (8,774,000)
                                       ============        ============        ============        ============        ============

                                                      Balance at         Charged to                            Balance at
                                                      Beginning          Costs and                                End
          Description                                  of Year            Expenses        Deductions (1)        of Year
          -----------                               ---------------    ---------------    ---------------    ---------------
YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts                     $      991,000     $    3,554,000     $    3,649,000     $      896,000
                                                    ===============    ===============    ===============    ===============

YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts                     $    1,392,000     $    1,341,000     $    1,742,000     $      991,000
                                                    ===============    ===============    ===============    ===============

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful accounts                     $      685,000     $    1,772,000     $    1,065,000     $    1,392,000
                                                    ===============    ===============    ===============    ===============

(1) Represents write off of uncollectible accounts, net of recoveries.

                                    PART IV

ITEM 14

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) EXHIBITS


EXHIBIT NO.                DESCRIPTION OF EXHIBIT
-----------                ----------------------
3.(i)     Amended and Restated Certificate of Incorporation. Incorporated by
          reference from Exhibit 3.1 of the Company's Registration Statement on
          Form SB-2 dated December 8, 1994.

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

                                    SHARED TECHNOLOGIES CELLULAR, INC.
                                    (Registrant)
                     By
                                    \ s\ Anthony D. Autorino
                                    Anthony D. Autorino
                                    Chief Executive Officer and Director
                                    Date:  June 16, 1999
                     By
                                    \ s\ Vincent DiVincenzo
                                    Vincent DiVincenzo
                                    Chief Financial Officer and Director
                                    Date:  June 16, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Anthony D. Autorino                  By: William A. DiBella*             By:
Anthony D. Autorino                         William A. DiBella                  Bruce Carswell
Chief Executive Officer                     Director                            Director
and Director                                Date:  June 16, 1999                Date:  June  , 1999
Date:  June 16, 1999

By:                                         By: Thomas H. Decker*
Ajit G. Huthessing                          Thomas H. Decker
Director                                    Director
Date:  June   , 1999                        Date:  June 16, 1999

By: /s/ Vincent DiVincenzo                  By: Nicholas E. Sinacori*
Vincent DiVincenzo                          Nicholas E. Sinacori
Chief Financial Officer                     Director
and Director                                Date:  June 16, 1999
Date:  June 16, 1999

* By: /s/Anthony D. Autorino
Anthony D. Autorino
Attorney-in-fact