Form 10-Q/A
period 1999-03-31
SHARED TECHNOLOGIES CELLULAR INC
filed 1999-06-21
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-Q/A No. 1

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

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31,

                                                           1999           1998
                                                        (RESTATED)
                                                        -----------     -----------
REVENUES                                                $ 5,621,000     $ 4,927,000

COST OF REVENUES                                          4,592,000       2,872,000
                                                        -----------     -----------

GROSS MARGIN                                              1,029,000       2,055,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              4,803,000       2,577,000

BAD DEBT EXPENSE                                            380,000         263,000
                                                        -----------     -----------
LOSS FROM OPERATIONS                                     (4,154,000)       (785,000)

INTEREST EXPENSE, NET                                      (194,000)        (45,000)
                                                        -----------     -----------

LOSS BEFORE INCOME TAXES                                 (4,348,000)       (830,000)

INCOME TAXES                                                 (7,000)         (3,000)
                                                        -----------     -----------
NET LOSS                                                 (4,355,000)       (833,000)

PREFERRED STOCK  DIVIDEND                                (4,154,000)
                                                        -----------     -----------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS              $(8,509,000)    $  (833,000)
                                                        ===========     ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                 $     (1.12)    $     (0.12)
                                                        ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      7,625,050       7,228,000
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

The Company has amended the quarter ended March 31, 1999 Form 10-Q to reflect a one-time non-cash preferred stock dividend. In connection with a $15 million private placement of Series C Preferred Stock, discussed in detail in Note 2 below, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a preferred stock dividend. As a result, the net loss applicable to common shareholders was restate from $4,491,000 to $8,509,000. The basic and diluted loss per common share was restated from $0.59 to $1.12.

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

2. SERIES C PREFERRED STOCK. In February 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Preferred Stock ("Series C Shares"). Each purchaser of the Series C Shares has the right, upon the occurrence of certain events, to require the Company to redeem all or any part of such purchaser's Series C Shares, therefore, the Series C Shares have not been reflected in Stockholders' Deficit. The number of shares of Common Stock issuable upon the conversion of the Series C Shares includes a premium of 6%, per annum. The Company accounted for the premium of 6% as a preferred stock dividend. The Series C also included Warrants to purchase an aggregate of 300,000 shares of Common Stock of the Company. The Warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five year term of the Warrants. In accordance with Emerging Issues Task Force (EITF) Topic D-60, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in the first quarter of 1999. The amount represented the difference between the conversion price of $7 per share at the date of issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of the common stock at that date. See Item 6 (b), Reports on Form 8-K, for an in-depth discussion of the Series C Shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

Revenues for 1999 were $5,621,000, compared to $4,927,000 for 1998, an increase of $694,000 (14%). The net loss applicable to common shareholders for 1999 was $8,509,000, compared to $833,000 for 1998. The net loss applicable to common shareholders for 1999 includes a one-time non-cash preferred stock dividend of $4,018,000, $.53 per share, attributable to the beneficial conversion feature in connection with the Company's issuance of its Series C Preferred Stock, in February 1999. The net loss per common shareholders was $1.12 for 1999, which includes the one-time charge previously mentioned, compared to $.12 for 1998.

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

Preferred Stock Dividend

In February 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Preferred Stock ("Series C Shares"). The number of shares of Common Stock issuable upon the conversion of the Series C Shares includes a premium of 6%, per annum, payable in cash or shares of Common Stock at the option of the Company. The Company accounted for the premium of 6% as a non-cash preferred stock dividend. The Series C Shares also included Warrants to purchase an aggregate of 300,000 shares of Common Stock of the Company. The Warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five year term of the Warrants. The anticipated impact of the preferred stock dividend on the Company's financial statements is expected to be approximately $229,000 per quarter. In accordance with Emerging Issue Task Force (EITF) Topic D-60, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in the first quarter of 1999. The amount represented the difference between the conversion price of $7 per share at the date of the issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of the common stock at that date.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $5,817,000 at March 31, 1999, compared to a deficit of $16,099,000 at December 31, 1998. Stockholders' deficit at March 31, 1999 was $14,058,000, compared to a deficit of $10,095,000 at December 31, 1998.

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

Management believes that ongoing operations, together with the anticipated $10 million credit facility, will provide the Company with sufficient funds to finance operations and planned expansion for at least the next 12 months. The $10 million credit facility will be for a period of two years and will be used for working capital and general corporate purposes. The availability of the credit facility will be based on a percentage of receivables, with approximately $3 million immediately available, and will include covenants requiring certain levels of prepaid lines and operating results over time. The Company believes the $15 million in gross proceeds raised from the sale of the Series C Shares and the $10 million credit facility should allow the Company to maintain good relations with its suppliers and give the Company the ability to expand rapidly and meet its current obligations, including those with MCI WorldCom. Long-term liquidity will depend on the Company's ability to complete the $10 million credit facility, or obtain other financing, and attain profitable operations in a timely manner.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 5, 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 300,000 shares of Common Stock. See the Company's reports on Form 8-K, dated February 12, 1999, and Item 6 (b), Reports on Form 8-K, below for a detailed description.

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

      Number of Shares of   =   Stated Value plus accrued Premium
      Common Stock Issuable             Conversion Price

The "Stated Value" is equal to $1,000 per share. The "Premium" is equal to 6%, payable in Common Stock or cash, at the Company's option (subject to certain conditions), upon conversion. The "Conversion Price" is equal to the lesser of $7 and the Variable Conversion Price. The "Variable Conversion Price" is equal to the average of the lowest Closing Bid Prices (as defined in the Certificate of Designation) for the Common Stock of the Company on any five (5) consecutive trading days during the period of fifteen (15) trading days immediately prior to the conversion date. If the Company's Common Stock trades above $11 per share (subject to adjustment upon the occurrence of certain events, including but not limited to a stock split or dividend or a merger or consolidation of the Company) for ten (10) consecutive days, and if at all times during such period, certain conditions set forth in the Certificate of Designation are satisfied, the Conversion Price will be equal to $7 thereafter. In accordance with Emerging Issues Task Force (EITF) Topic D-60, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend. The amount represented the difference between the conversion price of $7 per share at the date of the issuance of the Series C Shares, February 5, 1999, and the $8-7/8 market price of the common stock at that date.

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

The Conversion Limit Amount is subject to adjustment in accordance with the terms of the Certificate of Designation. In addition, until the Company obtains the approval of the holders of a majority of the Company's outstanding Common Stock, the number of shares of Common Stock issued upon conversion of Series C Convertible Preferred Stock or exercise of the Warrants may not exceed 19.99% of the number of shares of Common Stock outstanding on February 5, 1999, or 1,512,661 shares. The Company has agreed to seek such stockholder approval (the "Stockholder

Approval") at a meeting of stockholders to be held no later than May 31, 1999, however the Company has obtained waivers extending such date to June 30, 1999 and the Company is in the process of obtaining an extension of such waivers to the scheduled date of the annual meeting of the Company's stockholders, July 7, 1999. As of May 5, 1999, but for the limitation described in the second preceding sentence, the 15,000 shares of Series C Convertible Preferred Stock would be convertible into approximately 2,174,207 shares of Common Stock of the Company, or 22% of the total number of shares of Common Stock issued and outstanding. Further, the total number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Warrants as of May 5, 1999, but for the aforementioned limitation, would be approximately 2,474,207 shares, or 24% of the total number of shares of Common Stock issued and outstanding.

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

      Description of the Registration Rights Agreement. In accordance with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors, pursuant to which the Company is required, within thirty (30) days after February 5, 1999, to file with the Securities and Exchange Commission a registration statement on Form S-3 covering the resale of the Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Warrants. The Company filed such statement on March 8, 1999 and is now responding to comments from the SEC staff on the filing. The Company may incur monetary and other penalties (including in certain circumstances mandatory redemption of the Series C Convertible Preferred Stock) in the event that such registration statement is not declared effective in accordance with the terms of the Registration Rights Agreement, or if such registration statement becomes unavailable for the resale of shares of Common Stock of the Company and such unavailability continues for a period set forth in the Registration Rights Agreement.

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




                                        SHARED TECHNOLOGIES CELLULAR, INC.



Date: June 17, 1999                     By: /s/ Vincent DiVincenzo
                                            Vincent DiVincenzo
                                            Chief Financial Officer
                                            (Chief Accounting Officer and
                                            Duly Authorized Officer)