Form 10-Q
period 1999-06-30
SHARED TECHNOLOGIES CELLULAR INC
filed 1999-08-13
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________

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

                                                         Yes   X     No
                                                             ----       ----

The number of shares outstanding of the registrant's common stock as of August 12, 1999 was 8,241,737

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

PART 1  FINANCIAL INFORMATION                                                                                  PAGE

     Item 1.      Financial Statements (Unaudited).

                  Consolidated Balance Sheets as of June 30, 1999 and
                  December 31, 1998                                                                               3

                  Consolidated Statements of Operations for the Six Months Ended
                  June 30, 1999 and 1998                                                                          4

                  Consolidated Statements of Operations for the Three Months Ended
                  June 30, 1999 and 1998                                                                          5

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 1999 and 1998                                                                        6-7

                  Notes to Consolidated Financial Statements                                                   8-11

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                                  12-19

PART II  OTHER INFORMATION

     Item 1.      Legal Proceedings.                                                                             20

     Item 6.      Exhibits and Reports on Form 8-K.                                                              20


SIGNATURE                                                                                                        21

Item 1.  Financial Statements

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Balance Sheets (Unaudited)

                                                                    June 30, 1999       December 31, 1998
                                                                    -------------       -----------------
                                     ASSETS
Current assets:
  Cash                                                               $  1,315,000        $    229,000
  Accounts receivable, less allowance for doubtful accounts
      of $875,000 and $896,000 in 1999 and 1998                         1,763,000           1,169,000
  Carrier commissions receivable, less unearned income                    411,000             992,000
  Inventories                                                             736,000             234,000
  Prepaid expenses and other current assets                             2,254,000           2,030,000
                                                                     ------------        ------------

              Total current assets                                      6,479,000           4,654,000
                                                                     ------------        ------------

  Telecommunications and office equipment, net                          1,055,000           1,125,000
                                                                     ------------        ------------

Other assets:
   Intangible assets, net                                               7,278,000           6,993,000
   Deposits                                                               757,000             715,000
                                                                     ------------        ------------

              Total other assets                                        8,035,000           7,708,000
                                                                     ------------        ------------

                                                                     $ 15,569,000        $ 13,487,000
                                                                     ============        ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of notes payable                                   $    531,000        $  5,913,000
  Accounts payable                                                      8,292,000           7,439,000
  Accrued expenses and other current liabilities                        5,626,000           6,153,000
  Deferred revenues                                                       811,000           1,248,000
                                                                     ------------        ------------

              Total current liabilities                                15,260,000          20,753,000
                                                                     ------------        ------------

Notes payable, less current portion                                     2,563,000           2,829,000
                                                                     ------------        ------------

Series C redeemable preferred stock,  issued
     and outstanding 15,000 shares in 1999                             14,808,000                  --
                                                                     ------------        ------------

Stockholders' deficit:
  Preferred Stock,$.01 par value, authorized 5,000,000 shares
  Common Stock, $.01 par value, authorized 20,000,000 shares, issued and outstanding 7,858,000 shares in 1999
      and 7,567,000 in 1998                                                79,000              76,000
  Capital in excess of par value                                       19,512,000          18,183,000
  Accumulated deficit                                                 (36,653,000)        (28,354,000)
                                                                     ------------        ------------

              Total stockholders' deficit                             (17,062,000)        (10,095,000)
                                                                     ------------        ------------

                                                                     $ 15,569,000        $ 13,487,000
                                                                     ============        ============


  The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Six Months Ended June 30,

                                                               1999                1998
                                                               ----                ----
Revenues                                                   $ 12,082,000        $ 12,107,000

Cost of revenues                                              9,421,000           7,151,000
                                                           ------------        ------------

Gross margin                                                  2,661,000           4,956,000
Selling, general and administrative expenses                  9,672,000           5,227,000

Bad debt expense                                                669,000             558,000
                                                           ------------        ------------
Loss from operations                                         (7,680,000)           (829,000)

Interest expense, net                                          (249,000)           (184,000)
                                                           ------------        ------------

Loss before income taxes                                     (7,929,000)         (1,013,000)

Income taxes                                                     (7,000)             (3,000)
                                                           ------------        ------------
Net loss                                                     (7,936,000)         (1,016,000)

Preferred stock dividends                                    (4,381,000)                  0
                                                           ------------        ------------

Net loss applicable to common stock                        ($12,317,000)        ($1,016,000)
                                                           ============        ============

Basic and diluted loss per common share                          ($1.60)             ($0.14)
                                                           ============        ============

Weighted average number of common shares outstanding          7,682,000           7,294,000
                                                           ============        ============

  The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended June 30,

                                                              1999               1998
                                                              ----               ----
Revenues                                                   $ 6,461,000        $ 7,180,000

Cost of revenues                                             4,829,000          4,279,000
                                                           -----------        -----------

Gross margin                                                 1,632,000          2,901,000
Selling, general and administrative expenses                 4,869,000          2,650,000

Bad debt expense                                               289,000            295,000
                                                           -----------        -----------
Loss from operations                                        (3,526,000)           (44,000)

Interest expense, net                                          (55,000)          (139,000)
                                                           -----------        -----------

Loss before income taxes                                    (3,581,000)          (183,000)

Income taxes                                                         0                  0
                                                           -----------        -----------
Net loss                                                    (3,581,000)          (183,000)

Preferred stock dividends                                     (227,000)                 0
                                                           -----------        -----------

Net loss applicable to common stock                        ($3,808,000)         ($183,000)
                                                           ===========        ===========


Basic and diluted loss per common share                         ($0.49)            ($0.02)
                                                           ===========        ===========

Weighted average number of common shares outstanding         7,739,000          7,359,000
                                                           ===========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30,


                                                                     1999               1998
                                                                     ----               ----

Cash flows from operating activities:
  Net loss                                                       ($7,936,000)        ($1,016,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities;
        Accretion of interest                                         31,000                   0
        Depreciation and amortization                                587,000             592,000
        Common stock issued for compensation
        and services                                                  71,000              54,000
        Change in assets and liabilities:
           Accounts receivable                                      (594,000)         (1,845,000)
           Carrier commissions receivable                            581,000            (632,000)
           Inventories                                              (502,000)             24,000
           Prepaid expenses and other current assets                (224,000)         (2,460,000)
           Accounts payable and other current liabilities            326,000           1,870,000
           Deferred revenue                                         (437,000)                  0
                                                                ------------        ------------
  Net cash used in operating activities                           (8,097,000)         (3,413,000)
                                                                ------------        ------------

Cash flows from investing activities:
   (Increase) decrease in deposits                                    11,000            (172,000)
   Purchases of equipment                                           (200,000)           (284,000)
  Payments for intangible assets                                    (655,000)                  0
                                                                ------------        ------------

  Net cash used in investing activities                             (844,000)           (456,000)
                                                                ------------        ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                             6,400,000
   Payments on notes payable                                      (4,268,000)           (467,000)
   Payments to former parent                                      (1,411,000)             72,000
   Issuance of common and preferred stock                         14,506,000                   0
   Exercise of warrants and options                                1,200,000              43,000
                                                                ------------        ------------
  Net cash provided by financing activities                       10,027,000           6,048,000
                                                                ------------        ------------

Net increase in cash                                               1,086,000           2,179,000

Cash, beginning of period                                            229,000             294,000
                                                                ------------        ------------
Cash, end of period                                             $  1,315,000        $  2,473,000
                                                                ============        ============


  The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Six Months Ended June 30,

                                                           1999           1998
                                                         --------       --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for -
     Interest                                            $318,000       $118,000
                                                         ========       ========

     Income taxes                                          $7,000         $3,000
                                                         ========       ========

Supplemental schedule of noncash investing
and financing activities:
Cancellation of common stock to settle
outstanding receivable                                         $0       $367,000
                                                         ========       ========

Issuance of warrants in connection with certain
promissory notes                                               $0       $100,000
                                                         ========       ========

Cashless exercise of 500,000 Common Stock warrants
into 250,519 shares of the Company's Common Stock              $0         $3,000
                                                         ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 1999 (Unaudited)

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

2. REVENUE RECOGNITION. Debit card revenue is recognized over the estimated period in which the Company provides debit, or prepaid, cellular service to its customers. Customers purchase debit cellular service by buying debit cards and calling the Company to activate, or redeem, the debit cards. Customers may also call the Company directly to purchase debit cellular service. The Company gives the customer a series of numeric codes that are input into the customer's phone that allow it to be activated for a specific number of minutes and days. The actual number of minutes will vary based upon the denomination of the card and the type of calls made (local or roaming). A typical $30 debit card expires after 60 days. However, the Company's experience indicates that most of the airtime is used within the first 30 days of redemption. Rental and activations revenues are recognized as the services are provided.

3. SERIES C PREFERRED STOCK. In February 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Convertible Preferred Stock ("Series C Shares"). Each purchaser of the Series C Shares has the right, upon the occurrence of certain events, to require the Company to redeem all or any part of such purchaser's Series C Shares. Therefore, the Series C Shares have not been reflected in Stockholders' Deficit. The number of shares of Common Stock issuable upon the conversion of the Series C Shares includes a premium of 6%, per annum. The Company accounted for the premium of 6% as a preferred stock dividend. The Series C private placement also included Warrants to purchase an aggregate of 300,000 shares of common stock of the Company ("Common Stock"). The Warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the Warrants. In accordance with Emerging Issues Task Force Topic D-60, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in the first quarter of 1999. The amount represented the difference between the conversion price of $7 per share at the date of issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of Common Stock at that date.

4. LOSS PER COMMON SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the six-month periods ended June 30, 1999 and 1998. The Company had issued and outstanding unexercised options to purchase 1,139,000 and 711,000 shares of Common Stock as of June 30, 1999 and 1998, respectively, and Common Stock warrants to purchase 3,270,000 and 3,316,000 shares of Common Stock as of June 30, 1999 and 1998, respectively. The Company also had issued and outstanding 5% convertible notes which are convertible at any time at the option of the noteholders into 440,000 and 480,000 shares of the Company's Common Stock as of June 30, 1999 and 1998, respectively. In addition, the Company had issued and outstanding 15,000 shares of Series C Shares, which are currently convertible into approximately 2,205,000 shares of Common Stock. Only outstanding Common Stock was used in the computation of diluted earnings per share because all other securities would have been antidilutive as a result of the Company's losses.

5. LITIGATION. In January 1999, the Company filed a lawsuit against SmarTalk TeleServices, Inc. ("SmarTalk") and certain individuals in the U.S. District Court for the District of Connecticut. SmarTalk was the main distributor of the Company's end-user debit program marketed under the CellEase brand name. The Company's complaint includes allegations of breach of contract and fraud in connection with various agreements between SmarTalk and the Company. SmarTalk subsequently filed for federal bankruptcy protection. The Company's complaint seeks recovery of $25 million in damages, and the Company has filed a proof of claim with the bankruptcy court (U.S. Bankruptcy Court, District of Delaware) for $14.4 million. The Company intends to aggressively prosecute its claim, although due to SmarTalk's impaired financial condition, the amount of any recovery against SmarTalk is questionable.

The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

6. LIQUIDITY. The Company incurred losses during the four most recent fiscal years, as well as the six-month period ended June 30, 1999, and had a working capital deficit of $8,781,000 at June 30, 1999. In July 1999, the Company entered into a $10 million two-year revolving credit facility with State Street Bank and Trust Company (See "Subsequent Events"). The Company's liquidity is dependent on its ability to attain profitable operations in a timely manner.

7. SEGMENT INFORMATION. Segment information listed below reflects the three principal business units of the Company. Each segment is managed according to the products which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM uses segment information relating to the operations of each segment. However, a segment balance sheet is not prepared or used by the CODM.

Operating segment information for the six-month periods ended June 30, 1999 and 1998 is summarized as follows:

                              Rental              Debit             Activation           Corporate     Consolidated
1999
  Revenues                 $  6,443,000       $  5,095,000        $    544,000                         $ 12,082,000
                           ------------       ------------        ------------                         ------------

  Income (loss) before
    income taxes           $    240,000       $ (4,808,000)       $    (22,000)       $ (3,339,000)    $ (7,929,000)
                           ------------       ------------        ------------        ------------     ------------

                               Rental             Debit            Activation           Corporate      Consolidated
1998
   Revenues                $  6,781,000        $  4,530,000       $    796,000                         $ 12,107,000
                           ------------        ------------       ------------                         ------------

   Income (loss) before
     income taxes          $   (244,000)       $    794,000       $   (151,000)       $ (1,412,000)    $ (1,013,000)
                           ------------        ------------       ------------        ------------     ------------



Operating segment information for the three-month periods ended June 30, 1999 and 1998 is summarized as follows:

                             Rental             Debit           Activation          Corporate        Consolidated
1999
   Revenues                $ 3,313,000       $ 2,874,000        $   274,000                          $ 6,461,000
                           -----------       -----------        -----------                          -----------

   Income (loss) before
     income taxes          $   285,000       $(2,175,000)       $    28,000       $(1,719,000)       $(3,581,000)
                           -----------       -----------        -----------       -----------        -----------

                              Rental             Debit           Activation         Corporate         Consolidated
1998
   Revenues                $ 3,567,000        $ 3,257,000       $   356,000                           $ 7,180,000
                           -----------        -----------       -----------                           -----------

   Income (loss) before
     income taxes          $   (24,000)       $   630,000       $   (87,000)       $  (702,000)       $  (183,000)
                           -----------        -----------       -----------        -----------        -----------

8. SUBSEQUENT EVENTS. On July 7, 1999, the Company entered into a $10 million two-year revolving credit facility with State Street Bank and Trust Company (the "Bank"). Advances under the loan are to be used for working capital and general corporate purposes. The loan is secured by substantially all of the Company's assets. In connection with the loan, the Company issued to the Bank a ten-year warrant for the purchase of 150,000 shares of Common Stock at an exercise price of $10 per share, subject to certain adjustments. The warrant is redeemable by the Bank any time after July 7, 2002 for a minimum redemption price of $200,000.

On July 20, 1999, the Company completed the acquisition of all of the issued and outstanding capital stock of Retail Cellular, Inc. ("RCI"), with an effective date as of July 15, 1999, for a purchase price of 150,000 shares of Common Stock. The acquisition was valued at approximately $1,547,000. RCI will be held as a wholly-owned subsidiary of the Company. It is intended that the transaction will enhance the Company's sales capabilities, particularly in connection with the distribution of the Company's prepaid cellular services. The Company purchased RCI from Retail Distributors, Inc. ("RDI"), the chief executive officer of which is Victor Grillo, Sr., who was elected to the Company's Board of Directors on July 7, 1999 at the annual meeting of the Company's stockholders. In connection with the RCI transaction, the Company also entered into a Services Agreement with RDI, pursuant to which RDI will provide certain services relating to the marketing and distribution of the Company's prepaid cellular services. Pursuant to terms of the Services Agreement, which were retroactive to February 8, 1999, the Company has paid RDI approximately $843,000 and issued to RDI 118,194 shares of Common Stock. Additional compensation, exclusive of expenses, is performance based, payable through the issuance of Common Stock purchase warrants. Also, RCI entered into a Consulting Agreement with RDI, expiring March 31, 2001, pursuant to which RDI shall provide certain sales and marketing services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

Revenues for 1999 were $12,082,000, compared to $12,107,000 for 1998, a decrease of $25,000. The net loss applicable to Common Stock for 1999 was $12,317,000, compared to $1,016,000 for 1998. The net loss applicable to Common Stock for 1999 includes a one-time non-cash preferred stock dividend of $4,018,000, $.52 per share, attributable to the beneficial conversion feature in connection with the Company's issuance of its Series C Convertible Preferred Stock, in February 1999. The net loss per Common Stock was $1.60 for 1999, which includes the one-time charge previously mentioned, compared to $.14 for 1998.

Revenues

Debit, or prepaid, operations had revenues of $5,095,000 for 1999, compared to $4,530,000 for 1998. The increase in revenues of $565,000 (12%) was due to growth of the co-branded end-user program with MCI WorldCom marketed under the CellEase brand name. This program, which was introduced in April 1998, generated most of the 1999 debit revenues. Revenues from the CellEase program for 1998 were $2,210,000. The balance of the 1998 debit revenues ($2,320,000) were from a major distributor who discontinued its prepaid cellular phone business and transitioned a small portion of its customers over to the Company's CellEase end-user program in the fourth quarter of 1998.

In February 1999, the Company signed an agreement with MCI WorldCom for the retail distribution of the Company's prepaid cellular services under the MCI WorldCom brand name, utilizing MCI WorldCom's extensive network of retail distribution locations. In July 1999, the Company entered into a Services Agreement with Retail Distributors, Inc. ("RDI") for support in the marketing, sale and distribution of the Company's debit cellular services. Both the MCI WorldCom and the RDI agreements are expected to assist the Company in the growth of its debit operations.

The Company's cellular telephone rental operations had revenues of $6,443,000 for 1999, compared to $6,781,000 for 1998. The decrease of $338,000 (5%) was attributable to a drop in the average revenue per rental agreement to $113 for 1999, from $135 for 1998. Such decrease in revenue per rental agreement was due to the Company test marketing the price elasticity of its product offering. During 1999, the Company ran various special promotions, such as "first 10 minutes free". Such promotions were primarily responsible for the number of rental agreements increasing by 13%, to 56,000 for 1999. Based on the success of such promotions, the Company, in August 1999, entered into an agreement with Nextel Communications naming the Company as an authorized representative for Nextel products and services. Starting in mid-August 1999, the Company and Nextel will introduce a digital phone program on a regional basis, with a national rollout planned for the fourth quarter of 1999. Under the program, rental car customers will be able to rent Nextel's feature-rich i1000plus or i500plus digital phones for only $0.99 per minute plus a $5.99 per day rental charge.

The Company's cellular activation operations had revenues of $544,000 for 1999, compared to $796,000 for 1998. The decrease of $252,000 (32%) was mainly attributable to $210,000 in revenues in 1998 related to a test program with a national retailer. The balance of the decrease was due to the Connecticut activation location generating lower revenues due to a cutback in the sales staff.

Gross Margin

Gross margin was 22% of revenues for 1999, compared to 41% for 1998. The decrease in gross margin was mainly due to a change in the revenue mix together with a deterioration of the debit operations' gross margin. The following table summarizes the change in the revenues mix and the corresponding gross margins for the two periods:

                        1999                      1998
                Revenues    Gross margin   Revenues  Gross margin

Debit              42%        (28%)         37%         32%
Rental             53%         60%          56%         46%
Activation          5%         39%           7%         45%
                  100%         22%         100%         41%

As anticipated, the gross margin for the debit operations was disappointing due to problems associated with SmarTalk TeleServices, Inc. ("SmarTalk"). In December 1998, the Company's relationship with SmarTalk was terminated and, subsequently the Company filed a lawsuit against SmarTalk (see "Legal Proceedings"). Prior to the termination of its relationship with SmarTalk, the Company was anticipating an increase in volume in the fourth quarter of 1998. By the middle of the fourth quarter of 1998, the Company had approximately 63,000 active customers and was experiencing a growth rate of over 15% per month, net of churn. To help facilitate the rapid growth, the Company maintained a reserve of approximately one month's line requirement. As a result of the termination of the SmarTalk relationship, the Company did not maintain its growth rate and, in addition, the Company's customer base began to deteriorate due to the lack of availability of prepaid usage cards needed for existing customers to maintain service. Consequently, a significant gap was created between active lines with customers, as compared to committed lines with carriers. In January 1999, the Company signed a letter of intent with MCI WorldCom for the retail distribution of the Company's prepaid cellular service. As a result, the Company made the decision to maintain many of its existing lines with carriers, in an effort to minimize line termination fees, in anticipation of the launch of the MCI WorldCom program in the second quarter of 1999. As of June 30, 1999, the Company had partially reduced the significant gap between active lines and committed lines by adding new customers and returning some excess lines to carriers. As a result, the gross margin percentage for the second quarter of 1999 was 30% better than for the first quarter of 1999. The gross margin for the portable cellular rental operations increased in 1999 due to lower carrier access and usage charges. In addition, the Company was able to improve its gross margin by passing on certain charges it was previously incurring. The gross margin for the activation operations decreased slightly in 1999 due to the national MOVE program making up a larger portion of the activation revenues. The MOVE program historically has had lower gross margins than the Connecticut activation program. The MOVE program provides cellular service activations for customers who move from one cellular market to another.

Selling, General & Administrative Expenses

Selling, general and administrative expenses (SG&A) were $9,672,000 for 1999, compared to $5,227,000 for 1998, an increase of $4,445,000 (85%). As a percentage of revenues, SG&A increased to 80% for 1999, compared to 43% for 1998. The increase was attributable to several factors. The Company incurred additional corporate overhead following the March 1998 acquisition of Shared Technologies Fairchild Inc. ("STFI") by Intermedia Communications, Inc. STFI, the former parent of the Company, had been providing certain support and management services to the Company under a management agreement. Such expenses included payroll for certain employees of STFI who had not previously received direct compensation from the Company. Also, in February 1999, the Company signed a letter of intent with RDI for support in the marketing, sale and distribution of the Company's debit cellular services. The Company had incurred expenses in anticipation of its entry into a services agreement with RDI, such agreement was completed and signed in July 1999. Field SG&A, as a percentage of revenues, increased significantly to 55% for 1999, compared to 33% for 1998. During the fourth quarter of 1998, the Company added a new call center in Hartford, expanded its existing call center in St. Louis and continued to invest in its corporate support in anticipation of the significant growth the Company expected from the debit operations, which did not occur, as previously discussed. The Company anticipates an increase in revenues from debit operations and an improvement in SG&A, as a percentage of revenues, as a result of the new MCI WorldCom program and its relationship with RDI.

Bad Debt Expense

Bad debt expense was $669,000 for 1999, compared to $558,000 for 1998, an increase of $111,000 (20%). As a percentage of revenues, bad debt expense increased to 6% for 1999, compared to 5% for 1998. The increase in bad debt expense for 1999, compared to 1998, was due to the revenue growth of the debit end-user program marketed under the CellEase brand name. For 1998, debit revenues were generated mostly from a major distributor that did not require the Company to record an allowance for uncollectible receivables. The Company records an allowance for uncollectible receivables from revenues related to third parties generated through the ordinary course of business. The Company regularly reviews uncollected receivables and writes off any that are deemed uncollectible against the allowance. The majority of bad debt expense was related to the rental division. During the six-month period ended June 30, 1999, the Company improved its collections effort in the rental division, consequently, bad debt expense, as a percentage of revenues, is expected to improve during the latter six months of 1999.

Interest Expense

Interest expense was $249,000 for 1999, compared to $184,000 for 1998. Interest expense was mainly due to debt from acquisitions made in prior years, debt to STFI, and debt financing completed in May 1998. In February 1999, the Company used a portion of the $15 million private equity placement proceeds to repay $1,411,000 of the STFI debt and $4 million of the May 1998 debt.

Preferred Stock Dividend

In February 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Convertible Preferred Stock ("Series C Shares"). The number of shares of Common Stock issuable upon the conversion of the Series C Shares includes a premium of 6%, per annum, payable in cash or shares of Common Stock at the option of the Company. The Company accounted for the premium of 6% as a non-cash preferred stock dividend. The Series C Shares also included Warrants to purchase an aggregate of 300,000 shares of Common Stock. The Warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the Warrants. The anticipated impact of the preferred stock dividend on the Company's financial statements is expected to be approximately $227,000 per quarter. In accordance with Emerging Issues Task Force Topic D-60, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in the first quarter of 1999. The amount represented the difference between the conversion price of $7 per share at the date of the issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of the Common Stock at that date.

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

Revenues for the second quarter of 1999 were $6,461,000, compared to $7,180,000 for the second quarter of 1998, a decrease of $719,000 (10%). The net loss applicable to Common Stock for 1999 was $3,808,000, compared to $183,000 for 1998.

Revenues

In the second quarter, the Company's debit operations had revenues of $2,874,000 for 1999, compared to $3,257,000 for 1998. The decrease in revenues of $383,000 (12%) was due to a loss of revenues from a major distributor who discontinued its prepaid cellular phone business and transitioned a small portion of its customers over to the Company's CellEase end-user program in the fourth quarter of 1998. During the second quarter of 1998, the distributor had revenues of approximately $1,074,000.

In the second quarter, the Company's cellular telephone rental operations had revenues of $3,313,000 for 1999, compared to $3,567,000 for 1998. The decrease of $254,000 (7%) was attributable to a drop in the average revenue per rental agreement to $116 for 1999, from $136 for 1998. Such decrease in revenue per rental agreement was due to the Company test marketing the price elasticity of its product offering. During 1999, the Company ran various special promotions, such as "first 10 minutes free". Such promotions were primarily responsible for the number of rental agreements increasing by 7% for the second quarter of 1999, compared to the second quarter of 1998.

In the second quarter, the Company's cellular activation operations had revenues of $274,000 for 1999, compared to $356,000 for 1998. The decrease of $82,000
(23%) was attributable to $100,000 in revenues in the second quarter of 1998 related to a test program with a national retailer.

Gross Margin

In the second quarter, gross margin was 25% of revenues for 1999, compared to 40% for 1998. The decrease in gross margin was mainly due to a deterioration of the debit operation's gross margin. The following table summarizes the revenues by segment and the corresponding gross margins for the two periods:

                        1999                      1998
                Revenues    Gross margin  Revenues   Gross margin
Debit              45%        (20%)         45%         33%
Rental             51%         63%          50%         47%
Activation          4%         38%           5%         47%
                  100%         25%         100%         40%

The gross margin for the debit operations was disappointing due to problems associated with SmarTalk, as previously stated. The gross margin for the portable cellular rental operations improved due to lower carrier access and usage charges. In addition, the Company was able to improve its gross margin by passing on certain charges it was previously incurring. The gross margin for the activation operations decreased slightly due to the national MOVE program making up a larger portion of the activation revenues. The MOVE program historically has had lower gross margins than the Connecticut activation program.

Selling, General & Administrative Expenses

In the second quarter, SG&A were $4,869,000 for 1999, compared to $2,650,000 for 1998, an increase of $2,219,000 (84%). As a percentage of revenues, SG&A increased to 75% for 1999, compared to 37% for 1998. The increase was attributable to several factors. In February 1999, the Company signed a letter of intent with RDI for support in the marketing, sale and distribution of the

Company's debit cellular services. The Company had incurred expenses in anticipation of its entry into a definitive agreement with RDI, such agreement was completed and signed in July 1999. Field SG&A, as a percentage of revenues, increased significantly to 50% for the second quarter of 1999, compared to 29% for the second quarter of 1998. During the fourth quarter of 1998, the Company added a new call center in Hartford, expanded its existing call center in St. Louis and continued to invest in its corporate support in anticipation of the significant growth the Company expected from the debit operations, which did not occur, as previously discussed. The Company anticipates an increase in revenues from debit operations and an improvement in SG&A, as a percentage of revenues, as a result of the new MCI WorldCom program.

Bad Debt Expense

In the second quarter, bad debt expense was $289,000 for 1999, compared to $295,000 for 1998, a decrease of $6,000 (2%). As a percentage of revenues, bad debt expense was 4% for 1999 and 1998.

Interest Expense

In the second quarter, interest expense was $55,000 for 1999, compared to $139,000 for 1998. Interest expense was mainly due to debt from acquisitions made in prior years, debt to STFI, and debt financing completed in May 1998. In February 1999, the Company used a portion of the $15 million private equity placement proceeds to repay $1,411,000 of the STFI debt and $4 million of the May 1998 debt.

Preferred Stock Dividend

In the second quarter, the Company recognized a $227,000 preferred stock dividend due to the 6% premium and the accretion of the warrants related to the Series C Shares issued in February 1999.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $8,781,000 at June 30, 1999, compared to a deficit of $16,099,000 at December 31, 1998. Stockholders' deficit at June 30, 1999 was $17,062,000, compared to a deficit of $10,095,000 at December 31, 1998.

Net cash used in operations for the six-month period ended June 30,1999 was $8,097,000. This was mainly due to the operating loss for the period. Carrier commissions receivable mainly pertains to commissions the Company is entitled to receive for carrier lines the Company activates. During fiscal 1998, the Company added over 60,000 new carrier lines and was entitled to a commission on a small portion of those new lines. The Company recorded approximately $2.2 million of carrier commissions in fiscal 1998, of which approximately $1.9 million was collected as of June 30, 1999. The Company deferred the recognition of the carrier commissions over a 12-month period, the expected customer life. As of June 30, 1999, the Company had $159,000 of carrier commissions that had not yet been recognized. For the six-month period ended June 30, 1998 net cash used in operations was $3,413,000. This was primarily due to the operating loss for the period as well as approximately $1,200,000 paid as a line activation commission on debit phones shipped to retailers and end users.

Net cash used in investing activities for the six-month period ended June 30, 1999 was $844,000. This included a payment of $655,000 related to the letter of intent with RDI, and $200,000 for the purchase of computers and related accessories. For the six-month period ended June 30, 1998, net cash used in investing activities was $456,000. This was mainly attributable to the purchase of computer equipment to handle the CellEase program and deposit requirements by carriers for additional lines.

During the six-month period ended June 30, 1999, the Company raised $14,506,000, net of expenses, in a private equity placement of Series C Shares and related Common Stock purchase warrants. In addition, approximately 275,000 unrelated warrants were exercised, raising an additional $1,200,000. The Company used a portion of these proceeds to repay $1,411,000 of debt owed to its former parent, STFI, and $4,000,000 of debt financing raised in May 1998. The Company continued to make required payments on its existing debt. For the six-month period ended June 30, 1998, the Company received $6,400,000 of debt financing that was completed in May 1998.

In July 1999, the Company entered into a $10 million two-year revolving credit facility with State Street Bank and Trust Company. The availability of the credit facility is based on a percentage of receivables, with approximately $3 million immediately available. Advances under the loan are to be used for working capital and general corporate purposes. Management believes that additional financing will be needed to meet the requirements of the Company's operations and anticipated growth of such operations. The Company's liquidity is dependent on its ability to obtain additional financing and attain profitable operations in a timely manner.

YEAR 2000 COMPLIANCE:

As of June 30, 1999, the Company believes that all key systems were properly adapted to avoid a Year 2000 problem. Secondary systems are expected to be Year 2000 compliant by the end of the third quarter of 1999. The expense incurred by the Company to achieve compliance has not been material. The Company is currently working with outside vendors to obtain assurances that they are Year 2000 compliant. However, there can be no assurance that all of the Company's vendors, including carriers, will achieve compliance on a timely basis. In the event of any such noncompliance by vendors, a material adverse effect to the Company's operations and financial results could occur. The Company is working on a contingency plan to address the possibility of vendor-related Year 2000 problems.

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











                                              SHARED TECHNOLOGIES CELLULAR, INC.



Date:    August 13, 1999                      By: /s/ Vincent DiVincenzo
                                                  Vincent DiVincenzo
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer and
                                                  Duly Authorized Officer)