Form 10-Q
period 1999-09-30
SHARED TECHNOLOGIES CELLULAR INC
filed 1999-11-15
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________

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

                                                               Yes __X___ No ___

The number of shares outstanding of the registrant's common stock as of November 12, 1999 was 8,432,630

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


PART 1  FINANCIAL INFORMATION                                                       PAGE
     Item 1.  Financial Statements (Unaudited).

              Consolidated Balance Sheets as of September 30, 1999 and
              December 31, 1998                                                      3

              Consolidated Statements of Operations for the Nine Months Ended
              September 30, 1999 and 1998                                            4

              Consolidated Statements of Operations for the Three Months Ended
              September 30, 1999 and 1998                                            5

              Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 1999 and 1998                                          6-7

              Notes to Consolidated Financial Statements
                                                                                  8-14

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                     15-22

PART II  OTHER INFORMATION

     Item 1.      Legal Proceedings.                                                23

     Item 4.        Submission of Matters to Vote of Security Holders.           23-24

     Item 6.      Exhibits and Reports on Form 8-K.                              25-26


SIGNATURE                                                                           27


Item 1.  Financial Statements

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                          September 30, 1999   December 31, 1998
                                                                          ------------------   -----------------

                                                           ASSETS
Current assets:
  Cash                                                                         $  325,000      $   229,000
  Accounts receivable, less allowance for doubtful accounts
      of $761,000 and $896,000 in 1999 and 1998                                 3,359,000        1,169,000
  Carrier commissions receivable, less unearned income                            408,000          992,000
  Inventories                                                                     657,000          234,000
  Prepaid expenses and other current assets                                     2,092,000        2,030,000
                                                                          ------------------   ----------------

              Total current assets                                              6,841,000        4,654,000
                                                                          ------------------   ----------------

Telecommunications and office equipment, net                                    1,111,000        1,125,000
                                                                          ------------------   ----------------

Other assets:
   Intangible assets, net                                                      10,075,000        6,993,000
   Deposits                                                                       737,000          715,000
                                                                          ------------------   ----------------

              Total other assets                                               10,812,000        7,708,000
                                                                          ------------------   ----------------

                                                                              $18,764,000      $13,487,000
                                                                          ==================   ================


                           LIABILITIES AND STOCKHOLDERS'  DEFICIT

Current liabilities:
  Current portion of notes payable and bank debt                              $ 2,182,000      $ 5,913,000
  Accounts payable                                                              6,469,000        7,439,000
  Accrued expenses and other current liabilities                                8,725,000        6,153,000
  Deferred revenues                                                             1,010,000        1,248,000
                                                                              --------------   ----------------

              Total current liabilities                                        18,386,000       20,753,000
                                                                              --------------   ----------------

Notes payable, less current portion                                             2,340,000        2,829,000
                                                                              --------------   ----------------

Series C redeemable preferred stock,  issued
     and outstanding 15,000 shares in 1999                                     14,820,000
                                                                              --------------   ----------------

Stockholders' deficit:
   Preferred Stock,$.01 par value, authorized 5,000,000 shares
  Common Stock, $.01 par value, authorized 20,000,000 shares, issued and outstanding 8,279,000 shares in 1999
      and 7,567,000 in 1998                                                        83,000           76,000
  Capital in excess of par value                                               23,430,000       18,183,000
  Accumulated deficit                                                         (40,295,000)     (28,354,000)
                                                                              --------------   ----------------

              Total stockholders' deficit                                     (16,782,000)     (10,095,000)
                                                                              --------------   ----------------

                                                                               $18,764,000     $13,487,000
                                                                               =============   ================

The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Nine Months Ended September 30,



                                                1999              1998
                                             -------------   --------------
Revenues                                      $19,975,000     $20,746,000

Cost of revenues                               15,052,000      12,286,000
                                             -------------   --------------

Gross margin                                    4,923,000       8,460,000

Selling, general and administrative expenses   14,931,000       9,182,000

Bad debt expense                                  906,000         914,000
                                             -------------   --------------
Loss from operations                          (10,914,000)     (1,636,000)

Interest expense, net                            (424,000)       (398,000)
                                             -------------   --------------

Loss before income taxes                      (11,338,000)     (2,034,000)

Income taxes                                       (7,000)         (3,000)
                                             -------------   --------------
Net loss                                      (11,345,000)     (2,037,000)

Preferred stock dividends                      (4,614,000)              0
                                             -------------   --------------

Net loss applicable to common stock          ($15,959,000)    ($2,037,000)
                                             =============   ==============

Basic and diluted loss per common share            ($2.04)         ($0.28)
                                             =============   ==============

Weighted average number of common shares
outstanding                                      7,839,159       7,331,503
                                             =============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30,

                                                           1999          1998
                                                      -------------  -----------

Revenues                                                $7,893,000   $8,639,000
Cost of revenues                                         5,631,000    5,135,000
                                                      -------------  -----------

Gross margin                                             2,262,000    3,504,000
Selling, general and administrative expenses             5,259,000    3,955,000
Bad debt expense                                           237,000      356,000
                                                      -------------  -----------
Loss from operations                                    (3,234,000)    (807,000)

Interest expense, net                                     (175,000)    (214,000)
                                                      -------------  -----------

Loss before income taxes                                (3,409,000)  (1,021,000)
Income taxes                                                     0            0
                                                      ------------- -----------
Net loss                                                (3,409,000)  (1,021,000)

Preferred stock dividends                                 (233,000)            0
                                                      ------------   -----------

Net loss applicable to common stock                    ($3,642,000)  ($1,021,000)
                                                      ============== ===========

Basic and diluted loss per common share                     ($0.45)       ($0.14)
                                                      =============  ===========

Weighted average number of common shares outstanding     8,148,113     7,405,570
                                                      =============  ===========


 The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30,



                                                                             1999             1998
                                                                        --------------   -------------
Cash flows from operating activities:
  Net loss, before preferred stock dividend                              ($11,345,000)    ($2,037,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities;
        Accretion of interest                                                  42,000
        Depreciation and amortization                                       1,010,000          889,000
        Common stock issued for compensation
        and services                                                          129,000           85,000
        Change in assets and liabilities:
           Accounts receivable                                             (2,190,000)     (3,458,000)
           Carrier commissions receivable                                     584,000      (1,435,000)
           Inventories                                                       (423,000)         11,000
           Prepaid expenses and other current assets                          (62,000)     (2,503,000)
           Accounts payable and other current liabilities                   1,602,000        3,985,000
           Deferred revenue                                                  (238,000)         33,000
                                                                        --------------   -------------
   Net cash used in operating activities                                  (10,891,000)     (4,430,000)
                                                                        --------------   -------------

Cash flows from investing activities:
   Increase in deposits                                                     (22,000)         (301,000)
   Purchases of equipment                                                  (391,000)         (507,000)
   Payments for intangible assets                                          (855,000)
                                                                        ------------      -----------
   Net cash used in investing activities                                 (1,268,000)         (808,000)
                                                                        ------------      -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                  6,400,000
   Borrowings from financial facility                                     1,831,000
   Payments on notes payable                                             (4,282,000)         (485,000)
   Payments to former parent                                             (1,411,000)         (210,000)
   Issuance of common and preferred stock                                14,499,000
   Exercise of warrants and options                                       1,618,000           107,000
                                                                        ------------      -----------
   Net cash provided by financing activities                             12,255,000         5,812,000
                                                                        ------------      -----------

Net increase in cash                                                         96,000           574,000

Cash, beginning of period                                                   229,000           294,000
                                                                        ------------      -----------
Cash, end of period                                                        $325,000          $868,000
                                                                        ============      ===========

 The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Nine Months Ended September 30,

                                                                    1999       1998
                                                                  ---------   -------

Supplemental disclosures of cash flow information:
  Cash paid during the period for -
     Interest                                                     $516,000    $346,000
                                                                  =========   ========

     Income taxes                                                   $7,000      $3,000
                                                                  =========   ========

Supplemental disclosure of noncash investing
and financing activities:
Cancellation of common stock  to settle
outstanding receivable                                                  $0    $367,000
                                                                  =========   ========

Issuance of warrants in connection with certain
promissory notes                                                        $0    $100,000
                                                                  =========   ========

Cashless exercise of 500,000 Common Stock warrants
into 250,519 shares of the Company's Common Stock                       $0      $3,000
                                                                  =========   ========

Cashless conversion of 200 shares of Series C Preferred Stock
into 29,595 shares of the Company's Common Stock                  $207,000          $0
                                                                  ==========  ========

Cashless conversion of $200,000 of 5% Convertible Notes Payable
into 40,000 shares of the Company's Common Stock                  $200,000          $0
                                                                  =========   ========

The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 1999 (Unaudited)

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

2. REVENUE RECOGNITION. Debit, or prepaid, card revenue is recognized over the estimated period in which the Company provides debit cellular service to its customers. Customers purchase debit cellular service by buying debit cards at various national retailers and calling the Company to activate, or redeem, the debit cards. Customers may also call the Company directly to purchase debit cellular service. The Company gives the customer a series of numeric codes that are input into the customer's phone that allow it to be activated for a specific number of minutes and days. The actual number of minutes will vary based upon the denomination of the card and the type of calls made (local or roaming). A typical debit card with a face value of $30 expires 60 days after redemption. However, the Company's experience indicates that most of the airtime is used within the first 30 days of redemption. Rental and activations revenues are recognized as the services are provided.

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

4. REVOLVING CREDIT FACILITY. In July 1999, the Company entered into a $10 million two-year revolving credit facility with State Street Bank and Trust Company (the "Bank"). The availability of the credit facility is based on a percentage of eligible receivables and includes covenants requiring certain levels of prepaid lines and operating results over time. Advances under the loan are to be used for working capital and general corporate purposes. The loan is secured by substantially all of the Company's assets. As of September 30, 1999, the Company had approximately $4,640,000 available under the terms of the credit facility; of which $1,831,000 was outstanding and an additional $750,000 was committed to support various letters of credit. In connection with the loan, the Company issued to the Bank a ten-year warrant for the purchase of 150,000 shares of Common Stock at an exercise price of $10 per share, subject to certain adjustments. The warrant is redeemable by the Bank any time after July 7, 2002 for a minimum redemption price of $200,000. The Company accounted for the $200,000 as additional interest and the amount will be accreted as interest over the two-year term of the credit facility.

5. ACQUISITION OF RETAIL CELLULAR, INC. In July 1999, the Company completed the acquisition of all of the issued and outstanding capital stock of Retail Cellular, Inc. ("RCI"), for a purchase price of 150,000 shares of Common Stock. RCI became a wholly-owned subsidiary of the Company. The transaction enhanced the Company's sales capabilities, particularly in connection with the distribution of the Company's prepaid cellular services. The Company purchased RCI from Retail Distributors, Inc. ("RDI"), the chief executive officer of which is Victor Grillo, Sr., who was elected to the Company's Board of Directors on July 7, 1999 at the annual meeting of the Company's stockholders. As part of the acquisition transaction, the Company entered into a Services Agreement with RDI, pursuant to which RDI provides certain services relating to the marketing and distribution of the Company's prepaid cellular services. Pursuant to terms of the Services Agreement, which was retroactive to February 8, 1999, the Company paid RDI approximately $843,000 and issued to RDI 118,194 shares of Common Stock. Additional compensation, exclusive of expenses, is performance based, payable through the issuance of Common Stock purchase warrants. Also, RCI entered into a Consulting Agreement with RDI, expiring March 31, 2001, pursuant to which RDI provides certain sales and marketing services.

6. LOSS PER COMMON SHARE. Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the nine-month periods ended September 30, 1999 and 1998. The Company had issued and outstanding unexercised options to purchase 1,131,000 and 697,000 shares of Common Stock as of September 30, 1999 and 1998, respectively, and Common Stock warrants to purchase 3,345,000 and 3,445,000 shares of Common Stock as of September 30, 1999 and 1998, respectively. The Company also had issued and outstanding 5% convertible notes which are convertible at any time at the option of the noteholders into 440,000 and 480,000 shares of the Company's Common Stock as of September 30, 1999 and 1998, respectively. In addition, as of September 30, 1999, the Company had issued and outstanding 14,800 shares of Series C Shares, which are currently convertible into approximately 2,207,000 shares of Common Stock. Basic and diluted earnings per share computations were the same because all other securities would have been antidilutive as a result of the Company's losses.

7. LITIGATION. In January 1999, the Company filed a lawsuit against SmarTalk TeleServices, Inc. ("SmarTalk") and certain individuals in the U.S. District Court for the District of Connecticut. SmarTalk was the main distributor of the Company's end-user debit program marketed under the CellEase brand name. The Company's complaint includes allegations of breach of contract and fraud in connection with various agreements between SmarTalk and the Company. SmarTalk subsequently filed for federal bankruptcy protection. The Company's complaint seeks recovery of $25 million in damages, and the Company has filed a proof of claim with the bankruptcy court (U.S. Bankruptcy Court, District of Delaware) for $14.4 million. The Company intends to aggressively prosecute its claim, although due to SmarTalk's impaired financial condition, the amount of any recovery against SmarTalk is questionable.

The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

8. LIQUIDITY. The Company incurred losses during the four most recent fiscal years, as well as the nine-month period ended September 30, 1999, and had a working capital deficit of $11,545,000 at September 30, 1999. In October 1999, the Company raised $6.1 million through a private placement of equity (See "Item
10. Subsequent Event" below). The Company's liquidity is dependent on its ability to attain profitable operations in a timely manner or raise additional financing.

9. SEGMENT INFORMATION. Segment information listed below reflects the three principal business units of the Company. Each segment is managed according to the products which are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM uses segment information relating to the operations of each segment. However, a segment balance sheet is not prepared or used by the CODM.

Operating segment information for the nine-month periods ended September 30, 1999 and 1998 is summarized as follows:

                              Rental           Debit       Activation      Corporate         Consolidated
1999
   Revenues                 $9,902,000      $9,212,000      $861,000                          $19,975,000
                            ----------      ----------      --------                          -----------

   Income (loss) before
     income taxes           $558,000        $(7,391,000)    $(16,000)    $(4,489,000)         $(11,338,000)
                            --------        ------------    ---------    ------------         -------------

                             Rental          Debit           Activation      Corporate     Consolidated
1998
   Revenues                $10,613,000       $8,996,000      $1,137,000                    $20,746,000
                           -----------       ----------      ----------                    -----------

   Income (loss) before
     income taxes          $(319,000)        $1,295,000      $(259,000)     $(2,751,000)   $(2,034,000)
                           ----------        ----------      ----------     ------------   -----------


Operating segment information for the three-month periods ended September 30, 1999 and 1998 is summarized as follows:

                              Rental          Debit         Activation      Corporate             Consolidated

1999
   Revenues                 $3,459,000      $4,117,000      $317,000                              $7,893,000
                            ----------      ----------      --------                              ----------

   Income (loss) before
     income taxes           $319,000        $(2,112,000)    $5,000         $(1,621,000)           $(3,409,000)
                            --------        ------------    ------         ------------           ------------


                             Rental            Debit           Activation      Corporate         Consolidated

1998
   Revenues                $3,832,000       $4,466,000      $341,000                              $8,639,000
                           ----------       ----------      --------                              ----------

   Income (loss) before
     income taxes          $(76,000)         $501,000       $(107,000)         $(1,339,000)        $(1,021,000)
                           ---------         --------       ----------         ------------        -----------


         10. SUBSEQUENT EVENT. In October 1999, the Company closed a $6.1 million private placement of equity with three investors, led by SIB Investment Holdings Limited, a wholly owned subsidiary of Saudi International Bank. International Capital Partners, LLC of Stamford, Connecticut and Oakes, Fitzwilliams & Co. S.A. of London acted as placement agents for the Company in connection with this private placement.

         Pursuant to a Securities Purchase Agreement entered into between the Company and the investors (the "Securities Purchase Agreement"), the Company issued an aggregate of 6,100 shares of a new Series D Convertible Preferred Stock, $.01 per share. Each share of Series D Convertible Preferred Stock is convertible into Common Stock of the Company in accordance with the formula described below. The Company intends to use the proceeds from the offering for general corporate purposes.

         Description of Series D Convertible Preferred Stock. The following description of the rights and preferences of the Series D Convertible Preferred Stock is a summary, and is qualified in its entirety by reference to the entire text of the Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock (the "Certificate of Designation"), which was attached as an exhibit to the Form 8-K filed on October 12, 1999.

                  Voting. The holders of shares of Series D Convertible Preferred Stock are not entitled to vote with respect to the business, management or affairs of the Company.

                  For so long as any shares of Series D Convertible Preferred Stock are outstanding, the following matters, however, will require the approval of the holders of a majority of the outstanding shares of Series D Convertible Preferred Stock:

                  i. altering, changing, modifying or amending the terms of the Series D Convertible Preferred Stock or the terms of any other stock of the Company so as to adversely affect the Series D Convertible Preferred Stock;

                  ii. creating any new class or series of capital stock having a preference over or ranking pari passu with the Series D Convertible Preferred Stock as to redemption or distribution of assets upon a Liquidation Event (as defined in the Certificate of Designation) or any other liquidation, dissolution or winding up of the Company;

                  iii. increasing the authorized number of shares of Series D Convertible Preferred Stock;

                  iv. reissuing any shares of Series D Convertible Preferred Stock which have been converted or redeemed in accordance with the terms of the Certificate of Designation;

                  v. issuing any Pari Passu Securities or Senior Securities (each as defined in the Certificate of Designation) (other than non-convertible debt securities or debt securities which are convertible into or exchangeable for Common Stock of the Company or any other equity or convertible security of the Company junior to the Series D Convertible Preferred Stock);

                  vi. redeeming, declaring, paying or making any provision for any dividend or distribution with respect to the Common Stock of the Company or any other capital stock of the Company ranking junior to the Series D Convertible Preferred Stock as to the distribution of assets upon liquidation, dissolution or winding up of the Company; and

                  vii. issuing any Series D Convertible Preferred Stock except pursuant to the terms of the Securities Purchase Agreement, a copy of which was attached as an exhibit to Form 8-K, filed by the Company with the Securities and Exchange Commission on October 12, 1999.

                  Dividends. The Series D Convertible Preferred Stock will not bear dividends.

                  Liquidation. Upon the liquidation, dissolution or winding up of the Company, the holders of Series D Convertible Preferred Stock, before any distribution to the holders of Junior Securities (as defined in the Certificate of Designation) but after payment to holders of Senior Securities, will be entitled to receive an amount equal to the Stated Value (defined below) plus the

Premium (defined below) accrued on its Series D Convertible Preferred Stock in accordance with the terms of the Certificate of Designation (the "Liquidation Preference"). Any liquidation payments to the holders of the Series D Convertible Preferred Stock will be made pari passu with liquidation payments to the holders of the Company's Series C Convertible Preferred Stock.

                  Conversion. Each share of Series D Convertible Preferred Stock is convertible into shares of Common Stock of the Company in accordance with the following formula:

         Number of Shares of      =     Stated Value plus accrued Premium
         Common Stock Issuable                    Conversion Price

The "Stated Value" is equal to $1,000 per share. The "Premium" is equal to 6% per annum of the Stated Value, accruing from the date of issuance of the Series D Convertible Preferred Stock through and including the date of conversion, payable in Common Stock or cash, at the Company's option (subject to certain conditions), upon conversion. The Premium will be accounted for as a non-cash preferred stock dividend. The anticipated impact of the preferred stock dividend on the Company's financial statements is expected to be approximately $ 92,000 per quarter, until conversion. The "Conversion Price" is $8.875 (subject to adjustment for anti-dilution events), which was the market price for the Company's Common Stock on October 1, 1999, the effective date of the sale of the Series D Convertible Preferred Stock.

                  If, following conversion, the Company fails to deliver shares of its Common Stock to an investor in accordance with the Certificate of Designation, it may incur monetary and other penalties (including, in certain circumstances, mandatory redemption of the Series D Convertible Preferred Stock).

                  On October 1, 2004, all shares of Series D Convertible Preferred Stock then outstanding will be automatically converted into shares of Common Stock at the then-prevailing Conversion Price.

                  Mandatory Conversion. The Company has the right to require conversion of all of the outstanding shares of Series D Convertible Preferred Stock at any time after October 1, 2000 if the closing sale price for the Company's Common Stock, as reported by the principal securities exchange or trading market where the Common Stock is listed or traded, is greater than $18.00 for fifteen (15) consecutive trading days, subject to satisfaction of certain conditions set forth in the Certificate of Designation.

                  Mandatory Redemption. Each purchaser of Series D Convertible Preferred Stock has the right, upon the occurrence of a Mandatory Redemption Event (as such term is defined in the Certificate of Designation), to require the Company to redeem all or any part of such purchaser's Series D Convertible Preferred Stock for a price (the "Mandatory Redemption Price") equal to the greater of (a) the Liquidation Preference of the shares being redeemed multiplied by 115% and (b) an amount calculated on the basis of the Conversion Price and the price at which the Common Stock of the Company is then trading. Therefore, the Series D Convertible Preferred Stock will not be reflected in Stockholders' Deficit in the Company's financial statements.

                  If the Corporation fails to pay the Mandatory Redemption Price within ten (10) business days of the mandatory redemption date, the holder of Series D Convertible Preferred Stock shall have the right to regain its rights as such a holder and, upon written notice to such effect from the holder, the Company shall return to such holder the certificates representing the Series D Convertible Preferred Stock delivered to the Company in connection with the mandatory redemption. In such event, the Conversion Price otherwise applicable to future conversions of the Series D Convertible Preferred Stock shall be reduced by one percent for each day beyond such tenth business day in which the failure to pay continued, until the date of such notice, but the maximum reduction of the Conversion Price shall be fifty percent.

                           Description of the Registration Rights Agreement. In
accordance with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors, pursuant to which at any time from and after January 1, 2000 until October 1, 2004, and upon the written request of one or more of the investors holding in the aggregate at least fifty (50%) of the registrable securities held by the investors, the Company is required to file with the Securities and Exchange Commission a registration statement on Form S-3 covering the resale of the Common Stock issuable upon conversion of the Series D Convertible Preferred Stock. The Registration Rights Agreement also provides the investors with piggy-back registration rights in the event the Company at any time prior to October 1, 2004 proposes to register any of its securities for an underwritten offering.

                  Placement Agent Fees and Warrants. In consideration for their private placement services, the Company paid to the placement agents cash commissions equal to 5% of the aggregate purchase price paid by the investors for the Series D Convertible Preferred Stock. In further consideration for their placement services, the Company issued to the placement agents five-year warrants to purchase up to an aggregate of 122,000 shares of the Company's Common Stock at an exercise price of $11.09 per share, which price was 25% greater than the Conversion Price of the Series D Convertible Preferred Stock. The placement fee and warrants will be treated as a "discount" to the Series D Convertible Preferred Stock and such discount will be accreted as interest expense over time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

Revenues for 1999 were $19,975,000, compared to $20,746,000 for 1998, a decrease of $771,000. The net loss applicable to Common Stock for 1999 was $15,959,000, compared to $2,037,000 for 1998. The net loss applicable to Common Stock for 1999 included a one-time non-cash preferred stock dividend of $4,018,000, $0.51 per share, attributable to the beneficial conversion feature in connection with the Company's issuance of its Series C Convertible Preferred Stock, in February 1999. The net loss per Common Stock was $2.04 for 1999, which included such one-time charge, compared to a net loss of $0.28 for 1998.

Revenues

Debit, or prepaid, operations had revenues of $9,212,000 for 1999, compared to $8,996,000 for 1998. The increase in revenues of $216,000 (2%) was due to growth of the co-branded end-user program with MCI WorldCom marketed under the Company's CellEase brand name. The CellEase program, which was introduced in April 1998, generated most of the 1999 debit revenues, with 59% more revenues in 1999, compared to 1998. Revenues from the CellEase program for 1998 were $5,728,000. The balance of the 1998 debit revenues ($3,268,000) were from a major distributor which discontinued its prepaid cellular phone business and transitioned a small portion of its customers over to the Company's CellEase end-user program in the fourth quarter of 1998.

In February 1999, the Company signed an agreement with MCI WorldCom for the retail distribution of the Company's prepaid cellular services under the MCI WorldCom brand name, utilizing MCI WorldCom's extensive network of retail distribution locations. In July 1999, the Company purchased Retail Cellular, Inc. ("RCI") from Retail Distributors, Inc. ("RDI") and entered into a Services Agreement with RDI for support in the marketing, sale and distribution of the Company's debit cellular services. See "Item 5. Acquisition of Retail Cellular, Inc.".

The Company's cellular phone rental operations had revenues of $9,902,000 for 1999, compared to $10,613,000 for 1998. The decrease of $711,000 (7%) was attributable to a drop in the average revenue per rental agreement to $116 for 1999, from $138 for 1998. Such decrease in revenue per rental agreement was due to price discounts offered in connection with market testing of the price elasticity of the Company's product offering. During 1999, the Company ran various special promotions, such as "first 10 minutes free". Such promotions were primarily responsible for the number of rental agreements increasing by 9%, to 83,000 for 1999. Based on the success of such promotions, the Company, in August 1999, entered into an agreement with Nextel Communications naming the Company as an authorized representative for Nextel products and services. In mid-August 1999, the Company and Nextel introduced a digital phone program on a regional basis, with a national rollout planned for the first quarter of 2000. Under the program, rental car customers will be able to rent Nextel's feature-rich i1000plus or i500plus digital phones, with an option to purchase such phones.

The Company's cellular activation operations had revenues of $861,000 for 1999, compared to $1,137,000 for 1998. The decrease of $276,000 (24%) was mainly attributable to $260,000 in revenues in 1998 related to a test program with a national retailer that was terminated in September 1998. The balance of the decrease was due to the Connecticut activation location generating lower revenues due to a cutback in the sales staff. The Company closed the Connecticut activation location in November 1999, due to a reduction in the activation commission offered by the local cellular carrier.

Gross Margin

Gross margin was 25% of revenues for 1999, compared to 41% for 1998. The decrease in gross margin was mainly due to a change in the revenue mix together with a deterioration of gross margin for the debit operations. The following table summarizes the change in the revenues mix and the corresponding gross margins for the two periods:

                         1999                              1998
                Revenues      Gross margin         Revenues      Gross margin
Debit            46%           (15%)                 43%                33%
Rental           50%            60%                  51%                47%
Activation       4%             35%                   6%                46%
                100%            25%                 100%                41%

As anticipated, gross margin for the debit operations for 1999 was disappointing due to problems associated with SmarTalk TeleServices, Inc. ("SmarTalk"). In December 1998, the Company's relationship with SmarTalk was terminated and, subsequently the Company filed a lawsuit against SmarTalk (see "Legal Proceedings"). Prior to the termination of its relationship with SmarTalk, the Company was anticipating an increase in volume in the fourth quarter of 1998. By the middle of the fourth quarter of 1998, the Company had approximately 63,000 active customers and was experiencing a growth rate of over 15% per month. To help facilitate the rapid growth, the Company maintained a reserve of approximately one month's line requirement. As a result of the termination of the SmarTalk relationship, the Company did not maintain its growth rate and, in addition, the Company's customer base began to deteriorate due to the lack of availability of prepaid usage cards needed for existing customers to maintain service. Consequently, a significant gap was created between active lines with customers, as compared to committed lines with carriers. In January 1999, the Company signed a letter of intent with MCI WorldCom for the retail distribution of the Company's prepaid cellular service. As a result, the Company made the decision to maintain many of its existing lines with carriers, in an effort to minimize line termination fees, in anticipation of the launch of the MCI WorldCom program in the second quarter of 1999. As of September 30, 1999, the Company had reduced the significant gap between active lines and committed lines by adding new customers and returning some excess lines to carriers. As a result, the gross margin percentage for the third quarter of 1999 was significantly better than for the first and second quarters of 1999.

Gross margin for the cellular phone rental operations increased by 20% in 1999, compared to 1998, due to lower carrier charges. In addition, the Company was able to improve its gross margin by passing on certain charges it was previously incurring. Gross margin for the activation operations decreased in 1999 due to the national MOVE program making up a larger portion of the activation revenues. The MOVE program historically has had lower gross margins than the Connecticut activation program. The MOVE program provides cellular service activations for customers who move from one cellular market to another.

Selling, General & Administrative Expenses

Selling, general and administrative expenses (SG&A) were $14,931,000 for 1999, compared to $9,182,000 for 1998, an increase of $5,749,000 (63%). As a percentage of revenues, SG&A increased to 75% for 1999, compared to 44% for 1998. The increase was attributable to several factors. The Company incurred additional corporate overhead following the March 1998 acquisition of Shared Technologies Fairchild Inc. ("STFI") by Intermedia Communications, Inc. STFI, the former parent of the Company, had been providing certain support and management services to the Company under a management agreement. Such expenses included payroll for certain employees of STFI who had not previously received direct compensation from the Company. Field SG&A, as a percentage of revenues, increased significantly to 54% for 1999, compared to 33% for 1998. During the fourth quarter of 1998, the Company added a new call center in Hartford, expanded its existing call center in St. Louis and continued to invest in its corporate support in anticipation of the significant growth the Company expected from the debit operations, which did not occur, as previously discussed. Also, in February 1999, the Company signed a letter of intent with RDI for support in the marketing, sale and distribution of the Company's debit cellular services. The Company had incurred expenses in anticipation of its entry into a services agreement with RDI, which agreement was signed in July 1999 as part of the Company's acquisition of RCI. The Company anticipates an increase in revenues from debit operations and an improvement in SG&A, as a percentage of revenues, as a result of the MCI WorldCom program and the Company's relationship with RDI.

Bad Debt Expense

Bad debt expense was $906,000 for 1999, compared to $914,000 for 1998, a decrease of $8,000 (1%). As a percentage of revenues, bad debt expense was approximately 5% for 1999 and 1998. The decrease in bad debt expense for 1999, compared to 1998, was due to an improvement in the collection procedures in the Rental Division. The Company records an allowance for uncollectible receivables from revenues related to third parties generated through the ordinary course of business. The Company regularly reviews uncollected receivables and writes off any that are deemed uncollectible against the allowance.

Interest Expense

Interest expense was $424,000 for 1999, compared to $398,000 for 1998. Interest expense was mainly due to debt from acquisitions made in prior years, debt to STFI, debt financing completed in May 1998 and the revolving credit facility with State Street Bank and Trust Company established in July 1999. In February 1999, the Company used a portion of the $15 million private equity placement proceeds to repay $1,411,000 of the STFI debt and $4 million of the May 1998 debt.

Preferred Stock Dividend

In February 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Convertible Preferred Stock ("Series C Shares"). The number of shares of Common Stock issuable upon the conversion of the Series C Shares includes a premium of 6%, per annum, payable in cash or shares of Common Stock at the option of the Company. The Company accounted for the premium of 6% as a non-cash preferred stock dividend. The Series C Shares also included Warrants to purchase an aggregate of 300,000 shares of Common Stock. The Warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the Warrants. The anticipated impact of the non-cash 6% preferred stock dividend on the Company's financial statements is expected to be approximately $227,000 per quarter. In accordance with Emerging Issues Task Force Topic D-60, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in the first quarter of 1999. The amount represented the difference between the conversion price of $7 per share at the date of the issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of the Common Stock at that date.

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

Revenues for the third quarter of 1999 were $7,893,000, compared to $8,639,000 for the second quarter of 1998, a decrease of $746,000 (9%). The net loss applicable to Common Stock for 1999 was $3,642,000, compared to $1,021,000 for 1998.

Revenues

In the third quarter, the Company's debit operations had revenues of $4,117,000 for 1999, compared to $4,466,000 for 1998. The decrease in revenues of $349,000 (8%) was due to a loss of revenues from a major distributor who discontinued its prepaid cellular phone business and transitioned a small portion of its customers over to the Company's CellEase end-user program in the fourth quarter of 1998. During the third quarter of 1998, the distributor had revenues of approximately $895,000.

In the third quarter, the Company's cellular phone rental operations had revenues of $3,459,000 for 1999, compared to $3,832,000 for 1998. The decrease of $373,000 (10%) was attributable to a drop in the average revenue per rental agreement to $121 for 1999, from $141 for 1998. Such decrease in revenue per rental agreement was due to price discounts offered in connection with market testing of the price elasticity of the Company's product offering. During 1999, the Company ran various special promotions, such as "first 10 minutes free". Such promotions were primarily responsible for the number of rental agreements increasing slightly in the third quarter of 1999, compared to the third quarter of 1998.

In the third quarter, the Company's cellular activation operations had revenues of $317,000 for 1999, compared to $341,000 for 1998. The decrease of $24,000
(7%) was attributable to $54,000 in revenues in the third quarter of 1998 related to a test program with a national retailer that was terminated in September 1998.

Gross Margin

In the third quarter, gross margin was 29% of revenues for 1999, compared to 41% for 1998. The decrease in gross margin was mainly due to a deterioration of gross margin for the debit operations. The following table summarizes the revenues by segment and the corresponding gross margins for the two periods:

                        1999                                1998
                Revenues      Gross margin         Revenues      Gross margin
Debit              44%           2%                   45%                34%
Rental             52%          60%                   50%                48%
Activation          4%          28%                    5%                47%
                  100%          29%                  100%                41%

Gross margin for the debit operations was disappointing due to problems associated with SmarTalk, as previously discussed. Gross margin for the cellular phone rental operations improved due to lower carrier charges. In addition, the Company was able to improve its gross margin by passing on certain charges it was previously incurring. Gross margin for the activation operations decreased due to the national MOVE program making up a larger portion of the activation revenues. The MOVE program historically has had lower gross margins than the Connecticut activation program.

Selling, General & Administrative Expenses

In the third quarter, SG&A were $5,259,000 for 1999, compared to $3,955,000 for 1998, an increase of $1,304,000 (33%). As a percentage of revenues, SG&A increased to 67% for 1999, compared to 46% for 1998. In February 1999, the Company signed a letter of intent with RDI for support in the marketing, sale and distribution of the Company's debit cellular services. The Company had incurred expenses in anticipation of its entry into a definitive agreement with RDI, which agreement was signed in July 1999 as part of the Company's acquisition of RCI. In addition, during the fourth quarter of 1998, the Company added a new call center in Hartford, expanded its existing call center in St. Louis and continued to invest in its corporate support in anticipation of the significant growth the Company expected from the debit operations, which did not occur, as previously discussed. The Company anticipates an increase in revenues from debit operations and an improvement in SG&A, as a percentage of revenues, as a result of the MCI WorldCom program and the Company's relationship with RDI.

Bad Debt Expense

In the third quarter, bad debt expense was $237,000 for 1999, compared to $356,000 for 1998, a decrease of $119,000 (33%). As a percentage of revenues, bad debt expense was 3% for 1999, compared to 4% for 1998. The improvement was mainly due to better collection procedures in the Rental Division.

Interest Expense

In the third quarter, interest expense was $175,000 for 1999, compared to $214,000 for 1998. Interest expense was mainly due to debt from acquisitions made in prior years, debt to STFI, debt financing completed in May 1998 and the revolving credit facility established with State Street Bank and Trust Company in July 1999. In February 1999, the Company used a portion of the $15 million private equity placement proceeds to repay $1,411,000 of the STFI debt and $4 million of the May 1998 debt.

Preferred Stock Dividend

In the third quarter, the Company recognized a $233,000 non-cash preferred stock dividend due to the 6% premium and the accretion of the warrants related to the Series C Shares issued in February 1999.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $11,545,000 at September 30, 1999, compared to a deficit of $16,099,000 at December 31, 1998. Stockholders' deficit at September 30, 1999 was $16,782,000, compared to a deficit of $10,095,000 at December 31, 1998.

Net cash used in operations for the nine-month period ended September 30,1999 was $10,891,000. This was mainly due to the operating loss for the period and approximately $2,938,000 in additional accounts receivable from the Company's CellEase distributors, partially offset by an $807,000 decrease in cellular rental receivables and an increase in accounts payable. Carrier commissions receivable mainly pertains to commissions the Company is entitled to receive for carrier lines the Company activates. During fiscal 1998, the Company added over 60,000 new carrier lines and was entitled to a commission on a small portion of those new lines. The Company recorded approximately $2.2 million of carrier commissions in fiscal 1998, of which approximately $2.0 million was collected as of September 30, 1999. The Company defers the recognition of the carrier commissions over a 12-month period, the estimated average customer life. For the nine-month period ended September 30, 1998 net cash used in operations was $4,430,000. This was primarily due to the operating loss for period as well as approximately $1,300,000 in additional prepaid line activation commissions on debit phones shipped to retailers and end users, and approximately $2,800,000 in additional accounts receivable from the Company's CellEase distributors, partially offset by an increase in accounts payable.

Net cash used in investing activities for the nine-month period ended September 30, 1999 was $1,268,000. This included payments of $855,000 related to the acquisition of RDI, and $391,000 for the purchase of computers and related accessories. For the nine-month period ended September 30, 1998, net cash used in investing activities was $808,000. This was mainly attributable to the purchase of computer equipment to handle the CellEase program and security deposit requirements by carriers for additional lines.

During the nine-month period ended September 30, 1999, the Company raised $14,499,000, net of expenses, in a private equity placement of Series C Shares and related Common Stock purchase warrants. In addition, approximately 355,000 unrelated warrants and options were exercised, raising an additional $1,618,000. The Company used a portion of these proceeds to repay $1,411,000 of debt owed to its former parent, STFI, and $4,000,000 of debt financing raised in May 1998. The Company continued to make required payments on its existing debt. For the nine-month period ended September 30, 1998, the Company received $6,400,000 of debt financing that was completed in May 1998.

In October 1999, the Company raised $6.1 million through a private placement of Series D Convertible Preferred Stock, the proceeds from which were to be used for general corporate purposes. See "Item 10. Subsequent Event" for a detailed description. In addition, the Company has a $10 million two-year revolving credit facility, the availability of which is based on a percentage of eligible receivables. See "Item 4. Revolving Credit Facility" for a detailed description. Management believes that ongoing operations, together with the existing financing, should provide the Company with sufficient funds to finance operations for at least the next 12 months. However, the Company's long-term liquidity is dependent on its ability to attain profitable operations in a timely manner or its ability to continue to raise capital, as necessary.

YEAR 2000 COMPLIANCE:

The Company believes that all key systems are properly adapted to avoid a Year 2000 problem. The expense incurred by the Company to achieve compliance has not been material. The Company is currently working with outside vendors to obtain assurances that they are Year 2000 compliant. However, there can be no assurance that all of the Company's vendors, including carriers, will achieve compliance on a timely basis. In the event of any such noncompliance by vendors, a material adverse effect to the Company's operations and financial results could occur. The Company has a contingency plan in place to address the possibility of a Year 2000 related problem.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on July 7, 1999. A total of 5,037,469 votes were cast, out of a total of 7,820,707 potential votes. The following proposals were adopted by the margins indicated:

1. To approve an amendment to the Company's Restated Certificate of Incorporation establishing a classified Board of Directors and to make certain necessary conforming changes to the Company's Amended and Restated Bylaws.

                         FOR           AGAINST     ABSTAIN
                      4,269,153        739,101      2,215

2. To elect the following directors:

              Director                          FOR                    WITHHELD


         Anthony D. Autorino                5,036,169                    1,300
         Bruce Carswell                     5,036,169                    1,300
         Thomas H. Decker                   5,036,169                    1,300
         William A. DiBella                 5,036,169                    1,300
         Vincent DiVincenzo                 5,036,169                    1,300
         Victor Grillo, Sr.                 5,036,169                    1,300
         Ajit G. Hutheesing                 5,036,169                    1,300
         Nicholas E. Sinacori               4,998,304                   39,165

                                      -23-

3. To approve an amendment to the 1994 Stock Option Plan to increase the number of shares of the Company's Common Stock available for awards from 825,000 to 1,325,000.

                         FOR         AGAINST       ABSTAIN
                      4,343,544      691,600        2,325

4. To approve amendments to the 1994 Director Option Plan to increase the number of shares of the Company's Common Stock available for awards from 100,000 to 200,000; to increase the number of shares issuable to non-employee directors from 4,000 annually to 15,000 per three-year term; and to provide that the options vest pro rata at the rate of 1/36 per full month of service.

                        FOR         AGAINST         ABSTAIN
                     5,016,306      19,203           1,960

5. To approve the issuance of twenty percent (20%) or more of the outstanding shares of the Company's Common Stock upon the conversion of the Series C Convertible Preferred Stock of the Company and the exercise of certain Warrants to purchase Common Stock of the Company by the holders thereof, which approval was necessary in order to comply with the corporate governance rules of the NASDAQ SmallCap Market.

                       FOR         AGAINST           ABSTAIN
                    5,025,860       9,684             1,925

6. To ratify the reappointment of the Company's independent auditors, Rothstein, Kass & Company, P.C. for the 1999 fiscal year.

                       FOR         AGAINST           ABSTAIN
                    5,030,544       5,100             1,825

                                      -24-

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(A)      EXHIBITS

4.1 Loan Agreement dated as of July 7, 1999 by and between Shared Technologies Cellular, Inc. and State Street Bank and Trust Company. Incorporated by Reference from Exhibit 4.1 to the Company's Form 8-K dated July 7, 1999 and filed July 16, 1999.

4.2 Security Agreement and Assignment dated as of July 7, 1999 by and between Shared Technologies Cellular, Inc. and State Street Bank and Trust Company. Incorporated by Reference from Exhibit 4.2 to the Company's Form 8-K dated July 7, 1999 and filed July 16, 1999.

4.3 Warrant to Purchase Common Stock of Shared Technologies Cellular, Inc. issued to State Street Bank and Trust Company dated as of July 7, 1999. Incorporated by Reference from Exhibit 4.3 to the Company's Form 8-K dated July 7, 1999 and filed July 16, 1999.

10.1 Stock Purchase Agreement dated as of July 15, 1999 by and between Shared Technologies Cellular, Inc. and Retail Distributors, Inc. Incorporated by Reference from Exhibit 10.1 to the Company's Form 8-K dated July 20, 1999 and filed July 22, 1999.

10.2 Services Agreement dated as of July 15, 1999 by and between Shared Technologies Cellular, Inc. and Retail Distributors, Inc., including form of Warrant to Purchase Common Stock of the Company issuable to Retail Distributors, Inc., attached as Exhibit A thereto. Incorporated by Reference from Exhibit 10.2 to the Company's Form 8-K dated July 20, 1999 and filed July 22, 1999.

10.3 Consulting Agreement dated as of July 15, 1999 by and between Retail Cellular, Inc. and Retail Distributors, Inc. Incorporated by Reference from Exhibit 10.3 to the Company's Form 8-K dated July 20, 1999 and filed July 22, 1999.

10.4 Registration Rights Agreement dated as of July 15, 1999 by and between Shared Technologies Cellular, Inc. and Retail Distributors, Inc. Incorporated by Reference from Exhibit 10.4 to the Company's Form 8-K dated July 20, 1999 and filed July 22, 1999.

27.      Financial Data Schedule (filed only electronically with the SEC)

(B)      REPORTS ON FORM 8-K

                  On July 16, 1999, the Company filed a report on Form 8-K, concerning the Company's entry into a $10 million two-year revolving credit facility on July 7, 1999 with State Street Bank and Trust Company (the "Bank"). The availability of the credit facility is based on a percentage of eligible receivables and includes covenants requiring certain levels of prepaid lines and operating results over time. Advances under the loan are to be used for working capital and general corporate purposes. The loan is secured by substantially all of the Company's assets. In connection with the loan, the Company issued to the Bank a ten-year warrant for the purchase of 150,000 shares of Common Stock at an exercise price of $10 per share, subject to certain adjustments. The warrant is redeemable by the Bank any time after July 7, 2002 for a minimum redemption price of $200,000.

                  The Company included Exhibits 4.1, 4.2 and 4.3, in accordance with Form 8-K, Item 5. The exhibits included the Loan Agreement, Security Agreement and Assignment, and Warrant to Purchase Common Stock of the Company, all dated July 7, 1999.

                   On July 22, 1999, the Company filed a report on Form 8-K, concerning the Company's acquisition of all of the issued and outstanding capital stock of Retail Cellular, Inc. ("RCI") on July 20, 1999, with an effective date as of July 15, 1999, for a purchase price of 150,000 shares of Common Stock. RCI became a wholly-owned subsidiary of the Company. The transaction enhanced the Company's sales capabilities, particularly in connection with the distribution of the Company's prepaid cellular services. The Company purchased RCI from Retail Distributors, Inc. ("RDI"), the chief executive officer of which is Victor Grillo, Sr., who was elected to the Company's Board of Directors on July 7, 1999 at the annual meeting of the Company's stockholders. As part of the acquisition transaction, the Company entered into a Services Agreement with RDI, pursuant to which RDI provides certain services relating to the marketing and distribution of the Company's prepaid cellular services. Pursuant to terms of the Services Agreement, which was retroactive to February 8, 1999, the Company paid RDI approximately $843,000 and issued to RDI 118,194 shares of Common Stock. Additional compensation, exclusive of expenses, is performance based, payable through the issuance of Common Stock purchase warrants. Also, RCI entered into a Consulting Agreement with RDI, expiring March 31, 2001, pursuant to which RDI provides certain sales and marketing services.

                  The Company included Exhibits 10.1, 10.2, 10.3 and 10.4, in accordance with Form 8-K, Item 5. The exhibits included the Stock Purchase Agreement, Services Agreement, Consulting Agreement and Registration Rights Agreement, all dated July 15, 1999.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.




                                             SHARED TECHNOLOGIES CELLULAR, INC.



Date:    November 12, 1999                   By: /s/ Vincent DiVincenzo
                                             Vincent DiVincenzo
                                             Chief Financial Officer
                                             (Chief Accounting Officer and
                                             Duly Authorized Officer)