Form 10-K
period 1999-12-31
SHARED TECHNOLOGIES CELLULAR INC
filed 2000-03-30
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

_ X _ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT Of 1934
                  For the fiscal year ended December 31, 1999

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock held by nonaffiliates as of March 10, 2000 was approximately $49,565,000 based on the average of the closing bid and asked prices as reported on such date in the over-the-counter market.

As of March 10, 2000, there were 8,819,806 shares outstanding of the registrant's Common Stock, $.01 par value.

                                     PART I

ITEM 1.  BUSINESS.

(a) General Development of Business - Shared Technologies Cellular, Inc. ("STC" or the "Company"), a Delaware corporation incorporated in 1989, is a national telecommunications product and services provider, offering prepaid wireless, paging, long distance and local services through various national distribution channels in over 690 of approximately 750 Cellular Geographical Service Areas ("CGSA") within the United States. The Company also rents cellular telephones to business and leisure travelers and to individuals at sporting events. As a reseller or agent for cellular and PCS carriers, the Company offers cellular service to approximately 98% of the U.S. population. STC also performs nationwide cellular activation services through a variety of retail and commercial outlets. Under its wholly-owned subsidiary, CellEase.com, Inc. ("CellEase"), the Company has expanded the scope of its prepaid cellular services. CellEase is primarily a business-to-business information technology ("IT") services company providing back-office service bureau functions, advanced platform, and integrated e-commerce and direct marketing solutions to the telecommunications industry. Utilizing proprietary systems developed over several years, CellEase offers carriers and distribution partners an array of services including: an universal prepaid redemption platform, interactive voice response ("IVR") facilities, point-of-sale activation ("POSA") card services, inter-carrier communications services and one-stop shopping, e-commerce and direct marketing programs that offer multiple telecommunications services.

Through the acquisitions of certain assets from Road and Show Cellular East, Inc., Road and Show South, Ltd. and Road and Show Pennsylvania, Inc. (collectively "Road and Show"), in December 1993, the Company obtained a national distribution network, including relationships with national car rental companies and hotels. As of December 31, 1999, the Company had approximately 3,500 cellular telephones available to rent at approximately 300 distribution outlets.

In April 1995, the Company completed its initial public offering, pursuant to which the Company sold 950,000 shares of its Common Stock, $.01 par value ("Common Stock"). Prior to the offering, the Company was an approximately 86%-owned subsidiary of Shared Technologies Fairchild Inc. ("STFI").

In May 1995, the Company commenced management of, and subsequently acquired the outstanding capital stock of The Cellular Hotline, Inc., ("Hotline"), a cellular telephone activation service provider for a purchase price of $1,329,000.

In November 1995, the Company completed its acquisition of substantially all of the assets of PTC Cellular, Inc. ("PTCC"), one of the largest in-car cellular telephone providers in the United States for a purchase price of $3,725,000.

In December 1995, the Company sold its resale business to SNET Mobility, Inc. The sale included the Company's customer accounts relating to the resale business and the corresponding accounts receivable, for approximately $1.1 million in cash.

In December 1995, the Company completed a $3 million private placement of equity with International Capital Partners, Inc., ("ICP"), a Stamford, Connecticut based investment firm, two of whose principals are currently directors of the Company. The $3 million offering proceeds, net of commissions, was used primarily for the acquisition of certain assets of PTCC and to provide additional working capital. Under the terms of the offering, STC issued 300,000 shares of its Series A Convertible Preferred Stock, $.01 par value per share (the "Series A Stock"). In addition, the Company issued to ICP a five-year warrant to purchase 150,000 shares of the Company's Common Stock at an exercise price of $2.50. In May 1996, all outstanding shares of Series A Stock were converted into 1,146,450 shares of Common Stock. In August 1996, the Company's stockholders approved the Company's cancellation of the Certificate of Designations for the Series A Stock.

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

In August 1996, the Company completed a $5 million private placement with ICP and STFI for 500,000 shares of Series B Preferred Stock, $.01 par value per share (the "Series B Stock"). The Company received gross proceeds from the offering of $5 million, including the cancellation of $1,200,000 of preexisting debt to STFI. A commission of $125,000 was paid to ICP. Separately, the Company engaged the services of ICP to provide certain financial advisory services to the Company for a period of one year. In consideration for such services, the Company issued a five-year Common Stock Warrant to ICP for the purchase of 240,000 shares of Common Stock at an exercise price of $3.00 per share and on terms substantially the same as those provided for in the Common Stock Warrants issued to the purchasers of the Series B Stock. In August 1997, all outstanding shares of Series B Stock were converted into 1,667,000 shares of the Company's Common Stock and the shareholders received warrants to purchase an equal number of Common Stock at an exercise price of $3.00 per share.

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

In April 1998, the Company secured debt financing in the principal amount of $4,000,000 from four lenders, in connection with which the Company issued warrants to purchase an aggregate of 400,000 shares of the Company's Common Stock. Pursuant to credit agreements entered into in April 1998, the Company borrowed $1,000,000 from Anthony D. Autorino, the Company's Chairman and Chief Executive Officer; $500,000 from ICP; $2,000,000 from Salomon Brothers Holding Company Inc. ("Salomon"); and $500,000 from a private investor. The credit agreements had a maturity date of July 1999 and a floating interest rate of 2.5% above a rate comparable to the prime rate. In connection with the debt financing, the Company issued to Mr. Autorino, ICP, Salomon and the private investor warrants for the purchase of 100,000, 50,000, 200,000 and 50,000 shares of Common Stock, respectively. The warrants are exercisable at $5.00 per share, and expire April 15, 2003. The warrants were valued at $100,000. In connection with the financing, the Company paid a facility fee of $25,000 to ICP Investments, Inc. with respect to the funding by ICP and the private investor, and paid a facility fee of $50,000 to Salomon. The Company used a portion of the proceeds raised in February 1999 (see below) to repay the $4,000,000 of debt.

In May 1998, the Company issued to nine investors through a private offering 5% convertible notes in the aggregate principal amount of $2,400,000 (the "Notes"). Purchasers of the Notes included an affiliate of ICP, International Capital Partners Profit Sharing Trust, which purchased a Note in the amount of $200,000. The Notes have a term of seven years and are convertible at any time at the option of the noteholder into shares of the Company's Common Stock at a rate of $5.00 per share, subject to certain antidilution adjustments. The Company has the right to force conversion of the Notes after three years, in the event that the Company's Common Stock trades at or above $10 per share for at least five consecutive trading days. $1,950,000 of such Notes were converted into 390,000 shares of Common Stock as of March 27, 2000.

In February 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Convertible Preferred Stock ("Series C Shares"). Each purchaser of the Series C Shares has the right, upon the occurrence of certain events, to require the Company to redeem all or any part of such purchaser's Series C Shares. Therefore, the Series C Shares have not been reflected in Stockholders' Deficit. The number of shares of Common Stock issuable upon the conversion of the Series C Shares includes a premium of 6%, per annum. The Company accounted for the premium of 6% as a preferred stock dividend. The Series C private placement also included Warrants to purchase an aggregate of 300,000 shares of Common Stock. The Warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the Warrants. In accordance with Emerging Issues Task Force Topic D-60, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in the first quarter of 1999. The amount represented the difference between the conversion price of $7 per share at the date of issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of Common Stock on that date. 1,000 of such Series C Shares were converted into 148,000 shares of Common Stock as of March 27, 2000.

In July 1999 and as amended in March 2000, the Company entered into a $5 million two-year revolving credit facility with State Street Bank and Trust Company, which subsequently assigned its interest in such credit facility to Citizens Bank of Massachusetts (the "Bank"). The availability of the credit facility is based on a percentage of eligible receivables and includes covenants requiring certain levels of prepaid lines and operating results over time. Advances under the loan are to be used for working capital and general corporate purposes. The loan is secured by substantially all of the Company's assets. As of December 31, 1999, the Company had approximately $2,859,000 available under the terms of the credit facility, of which none was outstanding and $2,750,000 was committed to support various letters of credit. In connection with the loan, the Company issued to the Bank a ten-year warrant for the purchase of 150,000 shares of Common Stock at an exercise price of $10 per share, subject to certain adjustments. The warrant is redeemable by the Bank any time after July 7, 2002 for a minimum redemption price of $200,000. The Company accounted for the $200,000 as additional interest and the amount will be accreted as interest over the two-year term of the credit facility. On March 28, 2000 the Company received a waiver effective as of December 31, 1999 with respect to certain covenants as to which the Company is not in compliance.

In July 1999, the Company completed the acquisition of all of the issued and outstanding capital stock of Retail Cellular, Inc. ("RCI"), for a purchase price of 150,000 shares of Common Stock. RCI became a wholly-owned subsidiary of the Company. The transaction enhanced the Company's sales capabilities, particularly in connection with the distribution of the Company's prepaid cellular services. The Company purchased RCI from Retail Distributors, Inc. ("RDI"), the chief executive officer and a principal stockholder of which is Victor Grillo, Sr., who was elected to the Company's Board of Directors on July 7, 1999 at the annual meeting of the Company's stockholders. As part of the acquisition transaction, the Company entered into a Services Agreement with RDI, pursuant to which RDI provides certain services relating to the marketing and distribution of the Company's prepaid cellular services. Pursuant to terms of the Services Agreement, which was retroactive to February 8, 1999, the Company paid RDI approximately $843,000 and issued to RDI 118,194 shares of Common Stock. Additional compensation, exclusive of expenses, is performance based, payable through the issuance of Common Stock purchase warrants. As of December 31, 1999, the Company had issued 250,000 Common Stock purchase warrants to RDI. The Common Stock purchase warrants were valued at $63,000 and the value was treated as a sales expense. Also, RCI entered into a Consulting Agreement with RDI, expiring March 31, 2001, pursuant to which RDI provides certain sales and marketing services. The Services Agreement and the Consulting Agreement include monthly payments to RDI through December 2000 that total $1,596,000. These transactions were all treated as a services agreement, and as such are being expensed over the two-year life of the Services Agreement.

In October 1999, the Company completed a $6.1 million private placement of 6,100 shares of Series D Convertible Preferred Stock ("Series D Shares"). Each purchaser of the Series D Shares has the right, upon the occurrence of certain events, to require the Company to redeem all or any part of such purchaser's Series D Shares. Therefore, the Series D Shares have not been reflected in Stockholders' Deficit. The number of shares of Common Stock issuable upon the conversion of the Series D Shares includes a premium of 6%, per annum. The Company accounted for the premium of 6% as a preferred stock dividend. The Series D Shares private placement also included Warrants to purchase an aggregate of 122,000 shares of Common Stock. The Warrants were valued at $31,000 and the value was treated as a "discount" to the Series D Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the Warrants (See Item 14, Reports on Form 8-K).


(b) Financial Information about Industry Segments - The Company is engaged in three industry segments within the telecommunications industry, providing a wide range of services including, debit cellular phone services, short-term cellular phone rentals and activation of cellular phones. The response to this section of
Item 1 is incorporated by reference to Note 19 of the Notes to the Consolidated Financial Statements, contained in Item 14 (a) Financial Statements, below.

(c)  Narrative Description of Business

         (1) (i)  Products and Services


DEBIT SERVICES

The U.S. prepaid market is robust, and industry analysts predict continued rapid growth for at least the next five years. According to the Cellular Telecommunications Industry Association (CTIA), for example, 25 Americans sign up for postpaid cellular service every minute (36,000 per day). And since these applicants have been facing a 30% to 40% rejection rate, anywhere from 10,000 to 15,000 potential prepaid cellular customers are created every day. Analysts at the Yankee Group, a leading telecommunications trade group, see prepaid subscribers growing by more than 685% in next four years, from 4.3 to 34 million, with prepaid subscribers projected to increase from 5% to 28% of total wireless subscribers by 2003.

Aside from market demand, there is another reason for STC's commitment to prepaid. To date, over 70% of all telecommunications services are sold by specialty outlets (i.e. agents, resellers, carriers). Traditional service offerings are too complicated for most major retailers. Lengthy sales transactions requiring credit approval, extensive training requirements, geographical limitations, and low margins have driven some retailers away from complex telecommunications service offerings. Prepaid offerings are far simpler, however, and can be deployed nationwide, similar to any consumer electronics product, i.e., using a single Stock Keeping Unit (SKU). STC's ability to offer prepaid services as a consumer electronics product makes it more attractive to mass merchants.

STC's DIRECT TO RETAIL PROGRAM is marketed directly to retailers, regardless of their size or scope. This program offers retailers four different prepaid products - cellular, paging, Internet and long distance. The current programs include free minutes and do not require the purchase of a usage card to activate the phone or pager. This is a major benefit because the products become more attractive to the consumer because no investment beyond the purchase of the equipment is required. STC has also introduced a new cellular rate plan (with rates as low as $0.39 per minute) which makes STC's cellular offering one of the most competitively priced prepaid programs available in the marketplace today. STC's national carrier contracts also enable customers to purchase this product from the retailer and activate the phone with a local phone number in any market they choose - making it an ideal gift offering.

STC's PRIVATE LABEL PROGRAM is primarily designed to meet the needs of various distribution partners. The program mimics the Direct to Retail programs with respect to the products and pricing, but allows these partners to promote their own brand recognition, without investing in the technology, and human resources necessary to support the prepaid cellular offering.

STC, through its recently formed wholly-owned subsidiary CellEase.com, Inc., is primarily a business to business IT services company, providing back-office service bureau functions, advanced platform, and integrated e-commerce and direct marketing solutions to the telecommunications industry. Utilizing proprietary systems that were developed over several years, CellEase offers carriers and distribution partners an array of services, including: a universal prepaid redemption platform, IVR facilities, point-of-sale activation (POSA) card services, inter-carrier communications services and one-stop shopping, e-commerce and direct marketing programs that offer multiple telecommunications services.

CellEase's universal prepaid redemption platform is the most widely distributed payment system in the industry today. Offered under private label programs or under its own "CellEase Compatible" logo, the platform primarily serves cellular carriers, service providers and resellers. This innovative platform broadens and enhances their distribution channels for prepaid cellular, paging and other communications services without the need for additional investments on the part of the provider, in technology, administration and back room operations. Participating providers should experience significant reductions in churn by offering their customer bases thousands of additional outlets for purchasing prepaid usage cards, thus strengthening their commitment to customer services, satisfaction and retention.

CELLULAR PHONE RENTALS

Responding to the need for individuals to stay in touch while traveling, the incompatibility of many cellular networks throughout the country, the high cost of roaming, and the increase in cellular fraud, STC began marketing cellular telephone rental services, primarily through car rental companies, in 1992.

The Company has agreements with Hertz Corporation ("Hertz"), Budget Rent-a-Car Corporation, Avis Rent-a-Car Systems, Inc., and Alamo Rent-A-Car Inc., as well as certain car rental company licensees, to offer its portable cellular telephones at car rental counters (primarily in airport terminals) in approximately 70 cities throughout the United States.

Customers typically rent STC phones to avoid the confusion (and cost) of multiple PINs, authentication, roaming access codes, and the other consequences of using a cellular phone outside one's home calling area. Added benefits of renting an STC cellular phone include access to an international calling platform and simplified billing for expense reimbursement to corporate users. Car rental companies and the airline industry see the cellular rental program as a value-added service that generates incremental revenue and provides a much-needed customer service.

While STC's national service footprint gives the Company a clear competitive advantage, the growing acceptance of PCS digital phones -- despite the coverage gaps that accompany them -- must be acknowledged as a potential threat to market share. Since business travelers represent that segment of the market that desires features such as paging, voice mail, caller ID, and speaker phone capabilities, and since most business travelers remain within 60 miles of a major metropolitan area, STC can strengthen its already dominant position in the rental market by offering such services directly. Accordingly, STC has become a national authorized representative for one of the premier providers of digital cellular services: Nextel Communications.

STC has developed and tested the Nextel digital network program ("Try It, Like It, Buy It") at car rental locations in the Dallas, Houston, and San Antonio markets and is in the midst of a nationwide rollout that should be completed by the end of the first quarter of 2000. Customers rent Nextel's feature-rich i1000+ or i500+ digital phones (made by Motorola); those who wish to purchase the phones earn a discount based on prior rental usage, and other incentives are planned as well.

ACTIVATION SERVICES

With the acquisition of The Cellular Hotline, Inc. in 1995, STC became one of the largest providers of nationwide cellular phone activation services. The Company acts as an agent linking retail points of sale to more than 690 cellular markets, using its 1,200 individual carrier contracts nationwide. The Company maintains contracts and relationships with most cellular carriers in the United States, and can provide the necessary administrative services to permit a customer in a participating store to purchase a phone with activated cellular service. In addition to charging a service fee to the distribution partner, the Company also derives revenues from the cellular carrier in the form of commissions, residual payments, and other revenue sharing.

The Company offers its activation services to cellular carriers under its "MOVE/Customer Retention Program". This program is a nationwide subscriber retention/relocation program which offers a carrier's customers the ability to exit from existing contracts and establish service at a new location with just one phone call. The old carrier benefits, as it receives a portion of the activation fee from the new cellular carrier via the Company, while the customer is allowed to terminate its existing contract without paying the contract's early cancellation fee.

(iv)  PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS

The Company, through its wholly-owned subsidiary, The Cellular Hotline, Inc., holds a patent for point-of-sale programming of cellular phones that is utilized in connection with phone activations. In addition, the Company has certain technology licenses, including agreements with Telemac Corporation, US Intellicom, Boston Communications Group, and JRC International. "Shared Technologies Cellular" is a registered trademark that is owned by STFI. STC has a royalty-free license to use such mark for 15 years, which expires in 2010. The Company has registered the trademark "CellEase" and is currently using "It's About Choices", which it is contemplating registering.

(v)  SEASONALITY

The Company has experienced a reduction of revenues from phone rentals in the winter months due to the reduction in business travel during the holiday season and inclement weather. The Company has experienced an increase in sales of prepaid cellular phones in the holiday season.

(vi)  WORKING CAPITAL

The Company has incurred cumulative losses of approximately $51,000,000 through December 31, 1999. The Company has funded its losses through borrowings from STFI, its former parent, through its initial public offering in April 1995, and various private placements of debt and equity. See Item 1(a) - "General Development of Business", "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Notes to Consolidated Financial Statements" herein.

(vii)  DEPENDENCE ON CERTAIN CUSTOMERS

Approximately 18% and 16% of the Company's revenues for 1999 were attributable to MCI WorldCom and Hertz, respectively. The Company has good relationships with both MCI WorldCom and Hertz. Nevertheless, the longevity of these relationships is generally subject to contractual termination provisions that are effective upon relatively short notice.

(viii)  BACKLOG

At any given time the Company maintains approximately 3,500 portable cellular telephones available for short-term rentals. Due to the varying utilization of the telephones, backlog information for the portable rental business cannot be quantified.

(ix)  GOVERNMENT REGULATION

From time to time, legislation and regulations that could potentially affect the Company, either beneficially or adversely, have been proposed by federal and state legislators and regulators. Management is not aware of any current pending or proposed legislation or regulations which, if adopted, would have a material adverse impact on the Company's operations.

(x)  COMPETITION

The telecommunications industry in general, and the cellular telephone industry in particular, is highly competitive. Competitive factors include price, customer service, geographical coverage and the ability to increase revenues through marketing. The Company's short-term portable service competes with local, regional and national cellular service companies, some of which have substantially more experience and greater financial, technical and other resources than the Company.

Other cellular providers in the debit market include: national carriers such as Sprint PCS, BAM, AT&T, and local carriers and resellers. In addition, Topp Telecom, Inc., an alternative service provider, offers a turnkey solution similar to the STC CellEase program. In the activation business, the Company faces competition mainly from other resellers, mass merchants, carriers and agents, many of which may have substantially more experience and greater financial, marketing, technical and other resources than the Company.

(xiii) EMPLOYEES

As of March 27, 2000, the Company had 355 employees; 11 in management, 40 in administration, 86 in sales and service, 201 in clerical and 17 in technical positions. The Company's employees are not represented by a labor union. The Company believes its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES.

The Company does not own any real estate and has no present plans to purchase any real estate. The Company's principal executive office is leased and is located at 100 Great Meadow Road, Suite 104, Wethersfield, Connecticut 06109.

The Company's executive office currently occupies approximately 23,000 square feet pursuant to a five-year lease agreement, as amended in July 1998, expiring in 2001 (the "Term"). The Company pays a monthly rent of approximately $35,000 during the remainder of the Term. The Company leases approximately 16,000 square feet pursuant to a five-year lease agreement, expiring in 2004, in Missouri for a call center. The Company pays a monthly rent of approximately $8,000 on this lease. The Company also leases approximately 12,000 square feet pursuant to a five-year lease agreement, expiring in 2002, in Connecticut for another call center. The Company pays a monthly rent of approximately $13,000 on this lease. In addition, the Company leases an aggregate of approximately 3,000 square feet in various locations nationwide for the purpose of direct sales by its sales force, for a total monthly rent of approximately $7,000. Each of the leased properties is, in management's opinion, generally well maintained and is suitable to support the Company's business.

ITEM 3.  LEGAL PROCEEDINGS.

In January 1999, the Company filed a lawsuit against SmarTalk TeleServices, Inc. ("SmarTalk") and certain individuals in the U.S. District Court for the District of Connecticut. The Company's complaint includes allegations of breach of contract and fraud in connection with various agreements between SmarTalk and the Company. SmarTalk subsequently filed for federal bankruptcy protection. The Company's complaint seeks recovery of $25 million in damages, and the Company has filed a proof of claim with the bankruptcy court (U.S. Bankruptcy Court, District of Delaware) for $14.4 million. The Company intends to aggressively prosecute its claim, although due to SmarTalk's impaired financial condition and the number and value of claims from unsecured creditors, the amount of any recovery against SmarTalk is questionable. The Company may have some exposure to a preference claim with respect to certain payments received by the Company from SmarTalk prior to its bankruptcy filing, although the Company intends to aggressively defend against any such claim.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's shares of Common Stock (trading symbol: STCL) have been quoted and traded in the over-the-counter market since April 21, 1995. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company's Common Stock is currently traded on the Nasdaq National Market. During 1999 and 1998, the quarterly high and low closing prices were as follows:

                       1999         1999        1998      1998
                      ------       ------      -----     -----
                       High          Low       High       Low
First Quarter         $9 3/8       $6 1/8      $5        $3 1/4
Second Quarter            13        7 1/2      8 1/8      4 1/4
Third Quarter         11 1/2            8      7 3/8      5 1/8
Fourth Quarter        9 7/16        7 1/8       7         3 3/4

The number of beneficial holders of the Company's Common Stock as of March 27, 2000 was approximately 1,800.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth the selected financial data of the Company for each of the last five years. Financial statements for 1996 and 1995 are not presented in this filing. Such selected financial data were derived from audited financial statements not included herein. The selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. All amounts, except per share amounts, are in thousands.

                                          1999           1998            1997            1996            1995
                                          ----           ----            ----            ----            ----
Statement of Operations-Data:
Revenues                               $ 28,271        $ 28,200        $ 24,198        $ 20,914        $ 13,613
Gross margin                              6,344           7,941          10,667           6,305           5,026
Total operating expenses                 22,628          18,629          14,120          14,173           8,015
Loss from operations                    (16,284)        (10,688)         (3,453)         (7,868)         (2,989)
Gain on sale of division                   --              --              --              --               689
Loss on discontinued affiliate             --              --              --              --              (364)
Interest expense, net                       574             952             232             906             136

Net loss before income
   Taxes                                (16,858)        (11,640)         (3,685)          (8,774)        (2,800)
Income taxes                                 (7)             (6)            (10)            (22)            (48)
Net loss                                (16,865)        (11,646)         (3,695)          (8,796)        (2,848)
Preferred stock dividends                (5,786)           --              --               (112)          --
Net loss applicable to
   common stock                        $(22,651)       $(11,646)       $ (3,695)       $ (8,908)       $ (2,848)
Net loss per common
   share, basic and diluted            $  (2.84)       $  (1.58)       $  (0.63)       $  (2.18)       $  (1.04)
Weighted average number of
  shares outstanding                      7,985           7,375           5,900           4,082            2,748

Balance Sheet Data:
Working Capital Deficit                $ (8,248)       $(16,099)       $ (6,955)       $ (8,975)       $ (1,851)
Total assets                             21,585          13,487          11,536          14,262          14,378
Notes payable (including current
  portion)                                3,027           7,331           1,487           2,578           2,000
Other liabilities                        20,180          14,840           7,832           8,768           6,290
Indebtedness to STFI                       --             1,411           1,052              59             985
Series C and D Shares                    20,861            --              --              --              --
Accumulated deficit                     (51,005)        (28,354)        (16,708)        (13,013)         (4,105)
Stockholders' equity (deficit)         $(22,483)       $(10,095)       $  1,165        $  2,857        $  5,102

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues for 1999 were $28,271,000, compared to $28,200,000 for 1998, an increase of $71,000. The net loss applicable to Common Stock for 1999 was $22,651,000, compared to $11,646,000 for 1998. The net loss applicable to Common Stock for 1999 included a one-time non-cash preferred stock dividend of $4,018,000, $0.50 per share, attributable to the beneficial conversion feature in connection with the Company's issuance of its Series C Convertible

Preferred Stock, in February 1999. The net loss per Common Stock was $2.84 for 1999, which included such one-time charge, compared to a net loss per Common Stock of $1.58 for 1998.

Revenues

Debit, or prepaid, operations had revenues of $14,280,000 for 1999, compared to $12,737,000 for 1998. The increase in revenues of $1,543,000 (12%) was due to growth of the private label program, which is co-branded with MCI WorldCom and the Company's CellEase brand name. The private label program, introduced in April 1998, generated most of the 1999 debit revenues, compared to revenues of $9,127,000 for 1998. The balance of the 1998 debit revenues ($3,610,000) were primarily from a major distributor which discontinued its prepaid cellular phone business and transitioned a small portion of its customers to the Company's end-user program in the fourth quarter of 1998.

The growth of the prepaid program was assisted by two major developments during fiscal 1999. In February 1999, the Company signed an agreement with MCI WorldCom for the retail distribution of the Company's prepaid cellular services under the MCI WorldCom brand name, utilizing MCI WorldCom's extensive network of retail distribution locations. In July 1999, the Company purchased Retail Cellular, Inc. ("RCI") from Retail Distributors, Inc. ("RDI") and entered into a Services Agreement with RDI for support in the marketing, sale and distribution of the Company's debit cellular services. The 1998 debit revenues from the CellEase program of $9,127,000 were primarily attributable to SmarTalk TeleServices, Inc. ("SmarTalk"). In December 1998, the Company terminated its relationship with SmarTalk and, subsequently the Company filed a lawsuit against SmarTalk (see "Legal Proceedings").

The Company's cellular phone rental operations had revenues of $12,939,000 for 1999, compared to $14,037,000 for 1998. The decrease of $1,098,000 (8%) was mostly attributable to a 15% drop in the average revenue per customer rental agreement to $115 for 1999. Such decrease in revenue per rental was due to a drop in minutes of usage per rental by 11%, to 58 minutes, as well as to price discounts offered in connection with market testing of the price elasticity of the Company's product offering. During 1999, the Company ran various special promotions, such as "first 10 minutes free". Such promotions were primarily responsible for the number of rental agreements increasing by 3%, to 106,000 for 1999.

The Company's cellular activation operations had revenues of $1,052,000 for 1999, compared to $1,426,000 for 1998. The decrease of $374,000 (26%) was mainly attributable to $263,000 in revenues in 1998 related to a test program with a national retailer that was terminated in September 1998. The balance of the decrease was due to the Connecticut activation location generating lower revenues due to a cutback in the sales staff. Due to a reduction in the activation commission offered by the local cellular carrier, the Company closed the Connecticut activation location in November 1999.

Gross Margin

Gross margin was 22% of revenues for 1999, compared to 28% for 1998. The decrease in gross margin was primarily due to the deterioration of gross margin for the debit operations. The following table summarizes the change in the revenues mix and the corresponding gross margins for the two periods:

                  1999            1999            1998           1998
                  ----            ----            ----           ----
                Revenues      Gross Margin      Revenues     Gross Margin
Debit             46%            (14)%            45%              4%
Rental            50%             62%             50%             48%
Activation         4%             32%              5%             45%
                 ---             ---             ---             ---
                 100%             22%            100%             28%

As anticipated, gross margin for debit operations for 1999 was disappointing due to problems associated with SmarTalk. Prior to STC's termination of its relationship with SmarTalk in December 1998, the

Company was anticipating an increase in volume in the fourth quarter of 1998. By the middle of the fourth quarter of 1998, the Company had approximately 63,000 active customers and was experiencing a growth rate of over 15% per month. To help facilitate the rapid growth, the Company maintained a reserve of approximately one month's line requirement. As a result of the termination of the SmarTalk relationship, the Company did not maintain its growth rate and, in addition, the Company's customer base began to deteriorate due to the lack of availability of prepaid usage cards needed for existing customers to maintain service. Consequently, a significant gap was created between active lines with customers, as compared to committed lines with carriers. In January 1999, the Company signed a letter of intent with MCI WorldCom for the retail distribution of the Company's prepaid cellular service. As a result, the Company made the decision to maintain many of its existing lines with carriers, in an effort to minimize line termination fees and expense, in anticipation of the launch of the MCI WorldCom program in the second quarter of 1999. Throughout most of fiscal 1999, the Company worked to reduce the significant gap between active lines and committed lines by adding new customers and returning some excess lines to carriers. By year-end, the gap between active and committed lines was within an acceptable range. The cost of maintaining these excess lines for fiscal 1999 was approximately $3,000,000.

Gross margin for cellular phone rental operations increased by 18% in 1999, compared to 1998. The Company took various steps during the year to improve gross margin. The Company worked with its cellular carriers to reduce monthly line access charges as well as per minute usage charges. The Company also increased the utilization of its cellular phone inventory by working more closely with its field personnel to minimize excess inventory. In addition, the Company improved its gross margin by passing on certain charges it was previously incurring.

Gross margin for activation operations decreased in 1999 as a result of two factors. The Connecticut activation program had a lower gross margin as a result of the local carrier reducing the activation commission that it was paying to STC, as previously discussed. In addition, with the closing of the Connecticut activation program, the national MOVE program made up a larger portion of activation revenues. The MOVE program historically has had lower gross margins than the Connecticut activation program. The MOVE program provides cellular service activations for customers who move from one cellular market to another.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $21,411,000 for 1999, compared to $15,075,000 for 1998, an increase of $6,336,000 (42%). As a percentage of revenues, SG&A increased to 76% for 1999, compared to 53% for 1998. The increase was attributable to several factors. The Company incurred additional corporate overhead following the March 1998 acquisition of Shared Technologies Fairchild Inc. ("STFI") by Intermedia Communications, Inc. STFI, the former parent of the Company, had been providing certain support and management services to the Company under a management agreement. Such expenses included payroll for certain employees of STFI who had not previously received direct compensation from the Company. The increase in SG&A in 1999, compared to 1998, related to the sale of STFI was approximately $300,000. To assist in the growth of the prepaid program, the Company increased its IT department by six programmers; hired several salesmen and program managers; established a high-speed telephone link between the corporate office and the two call centers; and leased additional office space. The increase in corporate SG&A related to the growth in the prepaid program was approximately $800,000 in 1999. Field SG&A, as a percentage of revenues, increased significantly to 56% for 1999, compared to 41% for 1998. During the fourth quarter of 1998, the Company added a new call center in Hartford and expanded its existing call center in St. Louis in anticipation of the significant growth the Company expected from debit operations, which did not occur, as previously discussed. The increase in SG&A related to the two call centers was approximately $2,535,000 in 1999. Also, in February 1999, the Company signed a letter of intent with RDI for support in the marketing, sale and distribution of the Company's debit cellular services. The Company had incurred expenses in anticipation of its entry into a services agreement with RDI, which agreement was signed in July 1999. The Company incurred $1,480,000 in field SG&A related to the services agreement in 1999.

Bad Debt Expense

Bad debt expense was $1,217,000 for 1999, compared to $3,554,000 for 1998, a decrease of $2,337,000 (66%). As a percentage of revenues, bad debt expense was approximately 4% for 1999, compared to 13% for 1998. The 1998 amount included a write-off of $1,975,000 that was due from SmarTalk. The additional decrease in bad debt expense for 1999, compared to 1998, was due to an improvement in collection procedures in the Rental Division. The predominant amounts of these sales are paid by credit card. Historically, the Company has experienced an amount of credit card charges that it is not able to collect. In addition, the Company receives some customer requests for amounts charged to be reversed for a variety of reasons. The Company diligently investigates these occurrences. However, the

Company still experiences a percentage of bad debt write-offs, as it continues to make efforts to address this problem. The Company therefore maintains an allowance for doubtful accounts against its receivable balance, representing the unpaid accounts under investigation, and upon final resolution of the account, the amount is either collected or written off against the allowance. The investigation process is time consuming; documentation (typically itemized call detail for the rental period) must be generated and provided to the credit card processing company prior to the reversal of the claim. The Company regularly reviews the allowance for the amounts that are deemed truly uncollectable and writes them off against the allowance. The allowance represents only those receivables generated within the current operating cycle and does not have any amounts that are aged in excess of a 6-month period.

The Company records an allowance for uncollectible receivables from revenues related to third parties generated through the ordinary course of business. The Company regularly reviews uncollected receivables and writes off any that are deemed uncollectible against the allowance.

Interest Expense

Interest expense, net of interest income, was $574,000 for 1999, compared to $952,000 for 1998. Interest expense was mainly due to debt from acquisitions made in prior years, debt to STFI, debt financing completed in May 1998 and the revolving credit facility with State Street Bank and Trust Company established in July 1999, which was subsequently assigned to Citizens Bank of Massachusetts. In February 1999, the Company used a portion of the $15 million private equity placement proceeds to repay $1,411,000 of the STFI debt and $4 million of the May 1998 debt.

Preferred Stock Dividend

In February 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Convertible Preferred Stock ("Series C Shares"). The number of shares of Common Stock issuable upon the conversion of the Series C Shares included a premium of 6%, per annum, payable in cash or shares of Common Stock at the option of the Company. The Company accounted for the premium of 6% as a non-cash preferred stock dividend. The non-cash preferred stock dividend was $797,000 for fiscal 1999. The Series C Shares also included Warrants to purchase an aggregate of 300,000 shares of Common Stock. The Warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the Warrants. The amount accreted as a preferred stock dividend was $14,000 for fiscal 1999. The Company incurred $537,000 in placement and legal fees related to the completion of this private placement. These fees were also treated as a preferred stock dividend in fiscal 1999. In accordance with Emerging Issues Task Force Topic D-60, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in 1999. The amount represented the difference between the conversion price of $7 per share at the date of the issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of the Common Stock at that date.

In October 1999, the Company completed a $6.1 million private placement of 6,100 shares of Series D Convertible Preferred Stock ("Series D Shares"). The number of shares of Common Stock issuable upon the conversion of the Series D Shares included a premium of 6%, per annum, payable in cash or shares of Common Stock at the option of the Company. The Company accounted for the premium of 6% as a non-cash preferred stock dividend. The non-cash preferred stock dividend was $92,000 for fiscal 1999. The Series D Shares also included Warrants to purchase an aggregate of 122,000 shares of Common Stock. The Warrants were valued at $31,000 and the value was treated as a "discount" to the Series D Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the Warrants. The amount accreted as a preferred stock dividend was $2,000 for fiscal 1999. The Company incurred $326,000 in placement and legal fees related to the completion of this private placement. These fees were also treated as a preferred stock dividend in fiscal 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues for 1998 were $28,200,000, compared to $24,198,000 for 1997, an increase of $4,002,000 (17%). This increase was due to the expansion of debit services, which grew by over 100%. The net loss for 1998 was $11,646,000, compared to a net loss of $3,695,000 for 1997. Included in the net loss for 1998 was approximately $6,494,000 of expenses related to the termination of the Company's relationship with SmarTalk TeleServices, Inc. The basic and diluted loss per Common Share was $1.58 for 1998, compared to $0.63 for 1997.

Revenues

Debit, or prepaid, operations had revenues of $12,737,000 for 1998, compared to $6,299,000 for 1997. The increase in revenues of $6,438,000 (102%) was due to a new private label program co-branded under the CellEase brand name. The Company experienced significant revenue growth from private label program beginning in April 1998. The increase in the private label program was partially offset by a $2,796,000 reduction in revenues from a major distributor due to a price reduction given in order to keep the distributor competitive with the private label program. In addition, during the fourth quarter of 1998, the distributor transitioned its prepaid cellular phone business customers to the Company's CellEase end-user program, which negatively impacted revenues.

For the fourth quarter of 1998, revenues from the private label program were below Company expectations. This was a direct result of the deterioration of the Company's relationship with its main distributor, SmarTalk TeleServices, Inc. ("SmarTalk"). In the fourth quarter, SmarTalk introduced a new prepaid cellular phone to retailers that did not utilize the Company's' cellular service, which the Company has alleged in a lawsuit against SmarTalk was in violation of SmarTalk's contract with STC (see "Legal Proceedings"). Conflicting directives confused retailers, resulting in significant lost revenues to the Company, which was particularly detrimental to the Company's sales for the year-end holiday period. In January 1999, SmarTalk filed for bankruptcy. Cellular telephone rental operations had revenues of $14,037,000 for 1998, compared to $15,242,000 for 1997. The decrease in revenues of $1,205,000 (8%) was attributable to the Company de-emphasizing the Special Events and Airlines programs due to local competition and the high costs to generate revenues from such operations. Revenues from the car rental companies were flat for the two years. However, during the second half of 1998, the Company changed its emphasis to be more of a sales-oriented business and less of a service-oriented business. As a result, revenues from the car rental companies for the last six months of 1998, compared to the last six months of 1997, increased 6%.

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

Gross Margin

Gross margin was 28% of revenues for 1998, compared to 44% of revenues for 1997. The decrease in gross margin was mainly due to expenses related to the problems with SmarTalk and a change in the revenue mix. The following table summarizes the change in the revenue mix and the corresponding gross margin for the two years:

                  1999            1999            1998           1998
                  ----            ----            ----           ----
                Revenues      Gross Margin      Revenues     Gross Margin
Debit             45%               4%            26%             43%
Rental            50%              48%            63%             46%
Activation         5%              45%            11%             37%
                 ---              ---            ---             ---
                 100%              28%           100%             44%

Gross margin for debit operations decreased in 1998 mainly due to two factors. In December 1998, the Company terminated its relationship with SmarTalk and filed a lawsuit against SmarTalk. SmarTalk subsequently filed for bankruptcy protection. As a result, the Company wrote off approximately $2,246,000 that pertained to the unamortized portion of a subsidy the Company paid SmarTalk for cellular phone sales they made to retailers. The Company paid SmarTalk $30 per phone shipped to a retailer and an additional $20 when the phone was sold to a customer. A portion of this subsidy was refundable under certain circumstances. A deferred charge was recorded at the time of payment, since the "cost" of the phone was to benefit future periods and revenue streams, thereby matching the cost with the associated revenues. As a result of the termination of the Company's relationship with SmarTalk, the Company determined that future revenues would not justify the amount capitalized and the amount was written-off. In addition, the Company purchased several thousand new cellular lines in anticipation of an increase in volume related to the SmarTalk contract. With the termination of the SmarTalk relationship, the Company did not maintain its growth rate and, in addition, the Company's customer base began to deteriorate. Consequently, a significant gap was created between active lines with customers and lines under contract with carriers. Most of the new lines required significant minimum commitment periods and had early termination penalties. As a result, during the fourth quarter of 1998, the

Company incurred $648,000 in monthly access fees on the excess carrier lines. The other factors that resulted in a decrease to the gross margin of the debit operations was a price reduction given to a major distributor and due to the end-user CellEase program having a lower margin than the distributor program. The distributor program accounted for most of the 1997 debit revenues. The gross margin for portable cellular rental operations improved slightly due to a slight reduction in carrier costs. The gross margin for the activation operations improved significantly due to a change in the product mix to more retail activations, which generally provided higher commissions to the Company than activations performed at the military bases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $15,075,000 for 1998, compared to $10,742,000 for 1997, an increase of $4,333,000. As a percentage of revenues, SG&A increased to 54% for 1998, compared to 44% for 1997. Revenues increased by $4,002,000 from fiscal 1997 to fiscal 1998. SG&A, as a percentage of such revenues, would have remained constant at 44%, but for two significant factors in 1998. The Company incurred $1,625,000 in expenses in 1998 related to the termination of the SmarTalk agreement. These expenses included the write-off of $875,000 of unamortized advance commissions made to SmarTalk against future revenues. The Company and SmarTalk agreed in November 1998 to these advance commissions in exchange for a waiver of all future commissions. As a result of the termination of the Company's relationship with SmarTalk, the Company determined that future revenues would not justify the amount capitalized and the amount was written-off. Another $412,000 relates to expenses incurred in the fourth quarter of 1998 for the addition of a new call center in Hartford and the expansion of the existing call center in St. Louis to handle the anticipated increase in volume from the SmarTalk agreement that did not occur. The balance of the expenses incurred in 1998 that relate to the termination of the Smartalk agreement relate to computer programming, legal and other ancillary costs. The Company also incurred expenses of approximately $800,000 as a result of the acquisition of Shared Technologies Fairchild Inc. ("STFI"), the former parent of the Company, by Intermedia Communications, Inc., and the subsequent termination of a management agreement with STFI. STFI had been providing certain support and management services to the Company under this management agreement. Such additional expenses included payroll for certain former employees of STFI who had not previously received direct compensation from the Company. Therefore, of the $4,332,000 increase in SG&A, approximately $1,907,000 represented the amount of SG&A increase unrelated to the termination of the SmarTalk agreement and the STFI transaction. The majority of the $1,907,000 increase was in field SG&A, which, as a percentage of revenues, increased slightly to 35% in 1998, compared to 34% in 1997. As previously discussed, the Company did not achieve the anticipated fourth quarter 1998 debit revenues, even though the Company increased its field SG&A in anticipation of the additional revenues.

Bad Debt Expense

Bad debt expense was $3,554,000 for 1998, compared to $1,341,000 for 1997, an increase of $2,213,000. As a percentage of revenues, bad debt expense was 13% for 1998, compared to 6% for 1997. This increase in the percentage of bad debts was due to the write-off of $1,975,000 (7%) that was due from SmarTalk. In December 1998 the Company terminated its relationship with SmarTalk and filed a lawsuit against SmarTalk, which filed for bankruptcy protection in January 1999.

Interest Expense

Interest expense was $952,000 for 1998, compared to $232,000 for 1997. Interest expense was mainly due to debt from acquisitions made in prior years, debt to STFI, and debt financing completed in May 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $8,248,000 at December 31, 1999, compared to a deficit of $16,099,000 at December 31, 1998. Stockholders' deficit at December 31, 1999 was $22,483,000, compared to stockholders' deficit of $10,095,000 at December 31, 1998. Stockholder's deficit at December 31, 1999 did not include $20,861,000 related to the Series C and D Convertible Preferred Stock, since each shareholder of the Series C and D Shares has the right, upon the occurrence of certain events, to require the Company to redeem all or any part of such purchaser's Series C or D Shares.

Net cash used in operations for the year ended December 31, 1999 was $14,175,000. This was mainly attributable to the net loss for the period, offset by the non-cash depreciation and amortization expense. The Company experienced a significant increase in receivables at year-end, compared to prior year, as a result of the prepaid program. At December 31, 1999, the Company had approximately $3,554,000 of debit receivables, of which $2,396,000 was due from MCI WorldCom, compared to an insignificant amount of debit receivables at December 31, 1998. The December 31, 1998 debit receivables were written-off due to SmarTalk filing for bankruptcy in January 1999. In the fourth quarter of 1999, the Company purchased $2,000,000 of debit cellular phones and accessories from DTR Associates Limited Partnership, (see Part III, Item 13, "Certain Relationships and Related Transactions"). The Company used a portion of its revolving credit facility to secure the purchase. Most of the phones and the corresponding liability existed at year-end. Deferred revenues increased significantly due to the debit program. The Company recognizes debit card revenues over the estimated period in which the Company provides debit, or prepaid services to its customers. Customers purchase debit cellular service by buying debit cards at retailers throughout the nation and calling the Company to activate, or redeem, the debit cards. Customers may also call the Company directly to purchase debit cellular service. The Company gives the customer a series of numeric codes that are input into their phone that allows it to be activated for a specific number of minutes and days. A typical $30 debit card expires after approximately 38 minutes of local usage or 60 days after activation, whichever comes first. However, most of the airtime is used within the first 30 days of activation. Consequently, the deferred revenue at December 31, 1999 consisted of the unused portion of the debit cards activated plus the debit cards sold but not yet activated. Carrier commissions receivable pertain to commissions the Company was entitled to receive for carrier lines the Company activated. During fiscal 1998, the Company activated over 60,000 new carrier lines and was entitled to a commission on a small portion of those new lines. The Company recorded approximately $2.2 million of carrier commissions in fiscal 1998, of which approximately $1.4 million was collected as of December 31, 1998, and the balance was collected in fiscal 1999. The Company elected to forgo commissions on new lines in 1999 in lieu of lower monthly access fees; thus the Company recorded minimal amounts of carrier commissions receivable in fiscal 1999. The Company deferred the recognition of the carrier commissions over a 12-month period, the expected customer life. As of December 31, 1999, the Company had recognized all of such carrier commissions.

Net cash used in investing activities for the year ended December 31, 1999 was $513,000. This was mainly attributable to the purchase of computers and office equipment to support the prepaid programs. During the year ended December 31, 1999, the Company raised $14,466,000, net of expenses, in a private equity placement of Series C Shares and related Common Stock purchase warrants. The Company also raised $5,774,000, net of expenses, in a private placement of Series D Shares and related Common Stock purchase warrants. In addition, approximately 380,000 unrelated warrants and options were exercised, raising an additional $1,792,000. The Company used a portion of these proceeds to repay $1,411,000 of debt owed to its former parent, STFI, and $4,000,000 of debt financing raised in May 1998. The Company continued to make required payments on its existing debt. During the year ended December 31, 1998, the Company received $6,400,000 of debt financing completed in April and May 1998. The Company will require additional funds in order to satisfy existing obligations, and to fund current expansion plans. Management believes that, based on certain assumptions, ongoing operations, in conjunction with the existing credit facility, should provide the Company with sufficient funds to finance operations and planned expansion for the next 12 months, although long-term liquidity will depend on the Company's ability to attain profitable operations. Certain of the assumptions underlying management's projected liquidity requirements include factors relating to the success of the Company's CellEase Universal Prepaid Platform, which currently is in the process of development and implementation. No assurances can be made as to the actual success of such program once fully implemented. Accordingly, in the event that such assumptions are incorrect, the Company will require additional sources of liquidity within the next 12 months to fund the Company's operations.


2000 COMPANY OUTLOOK

The Company expects to show revenue growth in both its prepaid and rental operations in 2000. The wireless industry continues to diversify and expand with abundant opportunities. PCS, GSM and other wireless carriers are now entering the marketplace. Subscription growth continues to be double-digit as new products and services, such as prepaid cellular, have been launched. The Company believes it is positioned to take advantage of these opportunities; offering travelers throughout the United States communications devices, offering prepaid services through national retailers and direct marketing firms such as HSN and various Internet sites and working with telecom carriers to offer them an array of platform and distribution management services.

Debit operations are expected to show continued revenue growth in 2000. This growth is expected to come primarily from three of the Company's programs; its Total Communications, Private Label Agent and CellEase Universal Platform Programs. The Company's Total Communications program allows retailers to promote wireless, paging, Internet and long distance under a single advertising campaign. All of these services operate off of a single CellEase compatible card. STC's "One Card Does It All(TM)" approach allows customers to allocate their dollars to various services and maintain a single master account.

STC recently opened up its Private Label Program to new distribution partners. In addition to MCI WorldCom, the Company now has signed agreements with US South Communications and Qcomm International, Inc., both of whom are prepaid long distance providers with established retail distribution channels. The Company is focused on this distribution model for its prepaid cellular program, which should account for most of its growth in 2000.

Leveraging the distribution outlets and platform from the programs described above, the Company's CellEase Universal Platform services has gained recognition in the industry as an alternative card distribution and platform system for multiple service providers. The Company is offering these services under its CellEase Compatible logo, as well as under a Private Label offering.

Cellular phone rental operations are expected to have moderate revenue growth in 2000. The Company is in the process of replacing the older cellular Motorola flip phones with the new digital Nextel cellular phones. STC also is continuing to work with its car rental partners in soliciting more customers through training and improved policies and procedures, by improving awareness through marketing programs, and by penetrating the premiere traveler programs (e.g. Avis Preferred, Hertz Gold).

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: THE MANAGEMENT'S DISCUSSION AND ANALYSIS MAY INCLUDE FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES MAY INCLUDE, WITHOUT LIMITATION, TECHNOLOGICAL OBSOLESCENCE, PRICE AND INDUSTRY COMPETITION, FINANCING CAPABILITIES, DEPENDENCE ON MAJOR CUSTOMERS AND RELATIONSHIPS, DEPENDENCE ON RELATIONSHIPS WITH TECHNOLOGY LICENSORS AND TELECOMMUNICATIONS CARRIERS, AND THE COMPANY'S ABILITY TO EFFECTIVELY EXECUTE ITS BUSINESS PLAN WITH RESPECT TO SIGNIFICANT PROJECTED GROWTH IN ITS DEBIT SERVICES DIVISION, IN PARTICULAR, WITH RESPECT TO ITS VENTURE WITH MCI WORLDCOM AND ITS CELLEASE.COM, INC. OPERATIONS.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements and supplementary data are attached.

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and 1998.

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Consolidated Financial Statements.

Financial Statement Schedules Schedule II.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

              SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE (ITEM 8)

                                                                                                                          Page
                                                                                                                          ----
FINANCIAL STATEMENTS:
     Independent Auditors' Report                                                                                          F-2

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

     Consolidated Statements of Operations                                                                                 F-4

     Consolidated Statements of Stockholders' Equity (Deficiency)                                                          F-5

     Consolidated Statements of Cash Flows                                                                               F-6-7

     Notes to Consolidated Financial Statements                                                                         F-8-21

FINANCIAL STATEMENT SCHEDULE (a):
     Schedule II - Valuation and Qualifying Accounts for the
      Years Ended December 31, 1999, 1998 and 1997                                                                         S-1

NOTE:
(a) All other schedules are not submitted because they are either not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Shared Technologies Cellular, Inc.

We have audited the accompanying consolidated balance sheets of Shared Technologies Cellular, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows and financial statement schedule for each of the three years in the period ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shared Technologies Cellular, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a stockholders' deficiency a working capital deficit and an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 ROTHSTEIN, KASS & COMPANY, P.C.




Roseland, New Jersey
March 3, 2000, except for Note 9 which
 is as of March 28, 2000

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                                                                           1999                 1998
                                                                                        ------------        ------------
                                                          ASSETS

CURRENT ASSETS:
Cash                                                                                    $  1,635,000        $    229,000
Accounts receivable, less allowance for doubtful
 accounts of $495,000 in 1999 and $896,000 in 1998                                         3,612,000           1,169,000
Carrier commissions receivable, net                                                          178,000             992,000
Inventories                                                                                2,316,000             234,000
Prepaid expenses and other current assets                                                  4,526,000           2,030,000
                                                                                        ------------        ------------

Total current assets                                                                      12,267,000           4,654,000
                                                                                        ------------        ------------

TELECOMMUNICATIONS AND OFFICE EQUIPMENT, net                                               1,514,000           1,125,000
                                                                                        ------------        ------------

OTHER ASSETS:
Intangible assets, net                                                                     6,289,000           6,993,000
Deposits and other                                                                         1,515,000             715,000
                                                                                        ------------        ------------

                                                                                           7,804,000           7,708,000
                                                                                        ------------        ------------

                                                                                        $ 21,585,000        $ 13,487,000
                                                                                        ============        ============

                                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Current portion of long-term debt                                                       $    535,000        $  5,913,000
Accounts payable                                                                           8,580,000           7,439,000
Accrued expenses and other current liabilities                                             7,045,000           6,153,000
Deferred revenues                                                                          4,355,000           1,248,000
                                                                                        ------------        ------------

Total current liabilities                                                                 20,515,000          20,753,000
                                                                                        ------------        ------------

LONG-TERM DEBT, less current portion                                                       2,492,000           2,829,000
                                                                                        ------------        ------------

REDEEMABLE PUT WARRANT                                                                       200,000
                                                                                        ------------        ------------

SERIES C AND D REDEEMABLE PREFERRED STOCK, issued
and outstanding 20,100 shares in 1999                                                     20,861,000
                                                                                        ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.01 par value, authorized 5,000,000
 shares, no shares issued or outstanding
Common stock, $.01 par value, authorized 20,000,000
 shares, issued and outstanding 8,452,000 shares in
 1999 and 7,567,000 shares in 1998                                                            85,000              76,000
Capital in excess of par value                                                            28,437,000          18,183,000
Accumulated deficit                                                                      (51,005,000)        (28,354,000)
                                                                                        ------------        ------------

Total stockholders' deficiency                                                           (22,483,000)        (10,095,000)
                                                                                        ------------        ------------

                                                                                        $ 21,585,000        $ 13,487,000
                                                                                        ============        ============

          See accompanying notes to consolidated financial statements

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 and 1997

                                                  1999                1998               1997
                                              ------------        ------------        ------------
REVENUES                                      $ 28,271,000        $ 28,200,000        $ 24,198,000

COST OF REVENUES                                21,927,000          20,259,000          13,531,000
                                              ------------        ------------        ------------

GROSS MARGIN                                     6,344,000           7,941,000          10,667,000
                                              ------------        ------------        ------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                       21,411,000          15,075,000          10,742,000

BAD DEBT EXPENSE                                 1,217,000           3,554,000           1,341,000

LOSS ON DISCONTINUED PRODUCT LINE                                                        2,037,000
                                              ------------        ------------        ------------

                                                22,628,000          18,629,000          14,120,000
                                              ------------        ------------        ------------

LOSS FROM OPERATIONS                           (16,284,000)        (10,688,000)         (3,453,000)
                                              ------------        ------------        ------------

INTEREST EXPENSE, NET                             (574,000)           (952,000)           (232,000)
                                              ------------        ------------        ------------

LOSS BEFORE INCOME TAXES                       (16,858,000)        (11,640,000)         (3,685,000)

INCOME TAXES                                        (7,000)             (6,000)            (10,000)
                                              ------------        ------------        ------------

NET LOSS                                       (16,865,000)        (11,646,000)         (3,695,000)

PREFERRED STOCK DIVIDENDS                       (5,786,000)
                                              ------------        ------------        ------------

NET LOSS APPLICABLE TO COMMON STOCK           $(22,651,000)       $(11,646,000)       $ (3,695,000)
                                              ============        ============        ============

BASIC AND DILUTED LOSS PER COMMON SHARE
                                              $      (2.84)       $      (1.58)       $       (.63)
                                              ============        ============        ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       7,985,000           7,375,000           5,900,000
                                              ============        ============        ============

          See accompanying notes to consolidated financial statements

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  Years Ended December 31, 1999, 1998 and 1997


                                                                     Series B
                                                                 Preferred Stock                   Common Stock
                                                          -------------------------------  ------------------------------
                                                              Shares          Amount          Shares          Amount
                                                          ---------------  --------------  --------------  --------------
Balances, January 1, 1997                                       500,000   $       5,000        4,863,000   $      49,000

Issuance of common stock                                                                         686,000           7,000

Conversion of preferred stock                                  (500,000)         (5,000)       1,667,000          16,000

Net loss
                                                          ---------------  --------------  --------------  --------------

Balances, December 31, 1997                                           --             --        7,216,000          72,000

Issuances of common stock and warrants                                                           271,000           3,000

Exercise of warrants and options                                                                 180,000           2,000

Cancellation of common stock                                                                    (100,000)         (1,000)

Net loss

                                                          ---------------  --------------  --------------  --------------

Balances, December 31, 1998                                           --             --        7,567,000          76,000

Issuances of common stock and warrants
                                                                                                 337,000           3,000

Preferred stock dividend


Conversion of redeemable preferred stock
                                                                                                 149,000           2,000

Exercise of warrants and options
                                                                                                 399,000           4,000

Net loss
                                                          ---------------  --------------  --------------  --------------

Balances, December 31, 1999                                           --  $          --        8,452,000   $      85,000
                                                          ===============  ==============  ==============  ==============


                                                                                                     Total
                                                            Capital in                           Stockholders'
                                                             Excess of         Accumulated           Equity
                                                             Par Value           Deficit          (Deficiency)
                                                          ----------------  ------------------  ----------------
Balances, January 1, 1997                                 $    15,816,000   $    (13,013,000)   $     2,857,000

Issuance of common stock                                        1,996,000                             2,003,000

Conversion of preferred stock                                     (11,000)                                   --

Net loss                                                                          (3,695,000)        (3,695,000)
                                                          ----------------  ------------------  ----------------

Balances, December 31, 1997                                    17,801,000        (16,708,000)         1,165,000

Issuances of common stock and warrants                            201,000                               204,000

Exercise of warrants and options                                  547,000                               549,000

Cancellation of common stock                                     (366,000)                             (367,000)

Net loss                                                                         (11,646,000)       (11,646,000)

                                                          ----------------  ------------------  ----------------

Balances, December 31, 1998                                    18,183,000        (28,354,000)       (10,095,000)

Issuances of common stock and warrants                                                                3,413,000
                                                                3,410,000

Preferred stock dividend                                                                             (1,768,000)
                                                                4,018,000         (5,786,000)

Conversion of redeemable preferred stock                                                              1,040,000
                                                                1,038,000

Exercise of warrants and options                                                                      1,792,000
                                                                1,788,000

Net loss                                                                         (16,865,000)       (16,865,000)
                                                          ----------------  ------------------  ----------------

Balances, December 31, 1999                               $    28,437,000   $    (51,005,000)   $  (22,483,000)
                                                          ================  ==================  ================



          See accompanying notes to consolidated financial statements

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997

                                                             1999               1998                1997
                                                         ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(16,865,000)       $(11,646,000)       $ (3,695,000)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Accretion of interest on notes payable                      107,000              75,000
  Write-off of assets held for disposition                                        153,000           2,037,000
  Depreciation and amortization                             1,473,000           1,332,000           1,292,000
  Provision for doubtful accounts                           1,217,000           3,554,000           1,341,000
  Common stock issued for compensation
  and services                                                646,000             104,000              71,000
  Accrued interest, note receivable                                                                   (11,000)
  Changes in assets and liabilities:
    Accounts receivable                                    (3,933,000)         (3,086,000)         (1,357,000)
    Carrier commissions receivable                            814,000            (829,000)           (110,000)
    Inventories                                            (2,082,000)           (103,000)            (51,000)
    Prepaid expenses and other current assets                (692,000)         (1,903,000)              6,000
    Accounts payable and other current liabilities          2,033,000           6,204,000            (980,000)
    Deferred revenues                                       3,107,000           1,204,000              44,000
                                                         ------------        ------------        ------------

NET CASH USED IN OPERATING ACTIVITIES                     (14,175,000)         (4,941,000)         (1,413,000)
                                                         ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                                      (486,000)           (744,000)           (318,000)
 (Increase) decrease in deposits                              (27,000)           (389,000)             47,000
                                                         ------------        ------------        ------------

NET CASH USED IN INVESTING ACTIVITIES                        (513,000)         (1,133,000)           (271,000)
                                                         ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable                                        6,400,000
 Payments for debt issuance costs                                                (171,000)
 Payments on long-term debt                                (4,527,000)           (530,000)         (1,091,000)
 Advances from (payments of note to) former parent         (1,411,000)           (239,000)            993,000
 Issuance of common and redeemable preferred stock         20,240,000                               1,932,000
 Exercise of warrants and options                           1,792,000             549,000
                                                         ------------        ------------        ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  16,094,000           6,009,000           1,834,000
                                                         ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH                             1,406,000             (65,000)            150,000

CASH, beginning of year                                       229,000             294,000             144,000
                                                         ------------        ------------        ------------

CASH, end of year                                        $  1,635,000        $    229,000        $    294,000
                                                         ============        ============        ============

          See accompanying notes to consolidated financial statements

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1999, 1998 and 1997

                                                                     1999                 1998                  1997
                                                              -------------------   ------------------    ------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the year for:
  Interest                                                    $           640,000   $          863,000    $          379,000
                                                              ===================   ==================    ==================

  Income taxes                                                $             7,000   $            6,000    $           10,000
                                                              ===================   ==================    ==================

SUPPLEMENTAL SCHEDULES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:

  Cancellation of common stock to settle
   outstanding receivable
                                                              $               --    $          367,000    $               --
                                                              ===================   ==================    ==================

  Issuance of warrants in connection with certain
   debt instruments and preferred stock.
                                                              $           306,000   $          100,000    $               --
                                                              ===================   ==================    ==================

  Issuance of common stock in connection with
   Services Agreement                                         $         2,832,000   $               --    $               --
                                                              ===================   ==================    ==================

  Redeemable preferred stock issued as preferred
   stock dividends                                            $           891,000   $               --    $               --
                                                              ===================   ==================    ==================

  Conversion of redeemable preferred stock
  and convertible notes into common stock                     $         1,290,000   $               --    $               --
                                                              ===================   ==================    ==================


  Capital lease obligation incurred for lease of
   equipment
                                                              $           672,000   $               --    $               --
                                                              ===================   ==================    ==================

          See accompanying notes to consolidated financial statements

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -      NATURE OF OPERATIONS

              Shared Technologies Cellular, Inc. (STC) together with its subsidiaries (collectively the "Company") is a national cellular service provider offering rental, prepaid and activation services in substantially all of the Cellular Geographical Service Areas within the United States. The Company rents cellular telephones to business and leisure travelers and to individuals at sporting events. As a reseller or agent for cellular and PCS carriers, the Company offers cellular service throughout the United States. STC also performs nationwide cellular activation services through a variety of retail and commercial outlets. The Company has expanded the scope of its prepaid (debit) cellular service by offering carrier and distribution partners an array of services including: a universal prepaid redemption platform, Interactive Voice Response, (IVR), point-of-sale activation (POSA) card services, inter-carrier communications services and one-stop shopping, e-commerce and direct marketing programs that offer multiple telecommunications services.

              The Company's operations are subject to regulation by the Federal Communications Commission (FCC), which has generally preempted the regulatory jurisdiction of state agencies with respect to the business in which the Company is engaged.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Principles of Consolidation

              The consolidated financial statements include the accounts of STC and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

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

              Debt Issuance Costs

              Costs incurred relating to the issuance of debt are deferred and are being amortized over the life of the related debt. The amortization of debt issuance costs included in interest expense was $58,000, $83,000 and nil in 1999, 1998 and 1997, respectively.

              Revenue Recognition

              Revenues related to providing short-term cellular phone rental services are recognized as the service is provided. Debit card revenues are recognized over the estimated period in which the Company provides debit, or prepaid, cellular service to its customers. Customers purchase debit cellular service by buying debit cards at retail locations throughout the United States and calling the Company to activate, or redeem, the debit cards. Customers may also call the Company directly to purchase debit cellular service. The Company gives the customer a series of numeric codes that are input into their phone that allow it to be activated for a specific number of minutes and days. The actual number of minutes will vary based upon the denomination of the card and the type of calls made (local or roaming). A typical $30 debit card expires after approximately 38 minutes of usage or 60 days, whichever occurs first. However, most of the airtime is used within the first 30 days of redemption. Carrier commissions related to activation revenues are due from cellular carriers for new cellular telephone line activations performed by the Company. The commissions are earned only after the cellular telephone user has remained on the cellular telephone network for a specified period of time (vesting period). The Company records an allowance, as a reduction to carrier commissions receivable, for estimated cancellations of cellular service by the user prior to the end of the aforementioned vesting period. Although there is a short-term vesting period for which the Company must wait in order to receive its commission, the Company believes that the revenue process has been completed.

              Advertising Costs

              The Company expenses costs of advertising and promotions as incurred. Advertising expenses included in selling, general and administrative expenses for the years ended December 31, 1999, 1998 and 1997 were approximately $265,000, $308,000 and $132,000, respectively.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Income Taxes
              The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized.

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


              Loss Per Common Share
              The Company complies with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share was the same as basic loss per common share for the years ended December 31, 1999, 1998 and 1997. Unexercised stock options to purchase 1,222,000, 699,000 and 365,000 shares of the Company's common stock and unexercised warrant options to purchase 3,758,000, 3,316,000 and 3,518,000 shares of the Company's common stock as of December 31, 1999, 1998 and 1997, respectively, in addition to shares of common stock from the conversion of convertible debentures and preferred stock of 3,236,000 and 480,000 as of December 31, 1999 and 1998, respectively, were not included in the computations of diluted earnings per share because their effect would have been antidilutive as a result of the Company's losses.


NOTE 3 -      UNCERTAINTY - ABILITY TO CONTINUE AS A GOING CONCERN

              The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a cumulative net loss of approximately $51,000,000 through December 31, 1999, had a working capital deficit of approximately $8,200,000 at December 31, 1999 and a stockholders' deficiency of approximately $22,500,000 at December 31, 1999. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              Management's plans include the expansion of the Company's customer base of its prepaid cellular services through the anticipated spin-off of its CellEase.com subsidiary, improved operating results in its rental division and additional expansion of services to third parties. CellEase.com is primarily a business to business information technology company, providing back- office service bureau functions,

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -      UNCERTAINTY - ABILITY TO CONTINUE AS A GOING CONCERN (CONTINUED)

              advanced platform and integrated e-commerce and direct marketing solutions to the telecommunications industry.

              Continuation of the Company as a going concern is dependent on its ability to obtain profitable operations through the CellEase.com subsidiary in addition to the current operations in the prepaid and short-term rental of cellular phones throughout the United States. In addition, the Company is pursuring additional equity or debt financing in an effort to improve working capital.

NOTE 4 -      PREPAID EXPENSES AND OTHER CURRENT ASSETS

              Prepaid expenses and other current assets consist of the following at December 31, 1999 and 1998:

                                        1999             1998
                                     ----------       ----------
Prepaid consulting agreement          2,492,000             --
Prepaid telephone line charges          695,000          732,000
Prepaid access fees                     672,000          878,000
Marketable securities                      --            408,000
Note receivable                         500,000             --
Other                                   167,000           12,000
                                     ----------       ----------

                                     $4,526,000       $2,030,000
                                     ==========       ==========

              In July 1999, the Company entered into a consulting agreement (the "Agreement") with Retail Distributor, Inc. ("RDI"), expiring in March 2001 pursuant to which RDI provides certain services relating to the marketing, sale and distribution of the Company's prepaid cellular services. The Agreement was entered into in connection with the Company's acquisition, in July 1999, of all of the outstanding capital stock of Retail Cellular Inc. (RCI) for 150,000 shares of the Company's common stock valued at a fair market value of $10.56 per share. Pursuant to the terms of the Agreement, the Company also paid RDI approximately $843,000 in cash, issued 118,194 shares of the Company's common stock valued at $10.56 per share, will make monthly payments over the term of the Agreement aggregating approximately $1,596,000, of which approximately $996,000 was paid during 1999. All amounts payable under the Agreement are being expensed over the services period expiring in March 2001. During the term of the Agreement, RDI shall be paid certain additional amounts based upon performance set forth in the agreement. These payments will be in the form of cash and warrants for the purchase of shares of STC common stock. As of December 31, 1999 the Company issued 250,000 warrants to purchase shares of the Company's common stock. The Company loaned RDI $500,000, bearing interest at 9.5% per annum, which is due on demand.

NOTE 5 -      TELECOMMUNICATIONS AND OFFICE EQUIPMENT

              Telecommunications and office equipment consist of the following at December 31, 1999 and 1998:

                                      1999             1998
                                   ----------       ----------
Telecommunications equipment       $  400,000       $2,504,000
Office equipment                    2,141,000        1,411,000
                                   ----------       ----------
                                    2,541,000        3,915,000
Accumulated depreciation            1,027,000        2,790,000
                                   ----------       ----------

                                   $1,514,000       $1,125,000
                                   ==========       ==========

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -      TELECOMMUNICATIONS AND OFFICE EQUIPMENT (CONTINUED)

              Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $769,000, $604,000 and $650,000, respectively.


NOTE 6 -      INTANGIBLE ASSETS

              Intangible assets consist of the following at December 31, 1999 and 1998:

                                  1999             1998
                               ----------       ----------
Goodwill                       $8,426,000       $8,426,000
Covenant not to compete              --            142,000
Rental car agreement              520,000          520,000
Debt issuance costs               171,000          171,000
                               ----------       ----------

                                9,117,000        9,259,000
Accumulated amortization        2,828,000        2,266,000
                               ----------       ----------

                               $6,289,000       $6,993,000
                               ==========       ==========

              Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $704,000, $619,000 and $642,000, respectively.

NOTE 7 -      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

              Accrued expenses and other current liabilities consist of the following at December 31, 1999 and 1998:

                                   1999             1998
                                ----------       ----------
Sales and other taxes           $5,512,000       $4,428,000
Payroll and payroll taxes          200,000          124,000
Commissions                        178,000          222,000
Other                            1,155,000        1,379,000
                                ----------       ----------

                                $7,045,000       $6,153,000
                                ==========       ==========

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -      LONG-TERM DEBT

              Long-term debt consists of the following at December 31, 1999 and 1998:

                                                                      1999             1998
                                                                   ----------       ----------
Promissory note bearing interest at 8% per annum and
 payable in semi-annual principal installments of
 $225,000 through May 2000. The note is
 collateralized by  certain of the Company's assets.               $  225,000       $  675,000

Promissory notes bearing interest at 10%
 per annum and payable in monthly installments
 of $8,500 through March 2002.                                        204,000          281,000

Promissory notes bearing interest at prime
 rate (7.75% at December 31, 1998)
 plus 2.50% per annum, payable on or before
 July 1, 1999. The notes include
 warrants to purchase 400,000 shares of the Company's common
 stock at $5.00 per share through April 2003.                            --          3,975,000

Convertible debt bearing interest at 5% per annum
 Interest is payable quarterly, with principal
 due in May 2005. The debt may be converted into
 shares of the Company's common stock, at $5.00 per share.          2,150,000        2,400,000

Promissory note, to former parent, bearing interest
 at prime rate plus 2% per annum, due in November 1999.                  --          1,411,000

Capital lease obligation bearing interest
 at 8% per annum payable monthly, with
 principal, due in November 2001.  The lease
 is payable to an affiliate of the Company
                                                                      448,000             --
                                                                   ----------       ----------

                                                                    3,027,000        8,742,000
Less current portion                                                  535,000        5,913,000
                                                                   ----------       ----------

                                                                   $2,492,000       $2,829,000
                                                                   ==========       ==========

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -      NOTES PAYABLE (CONTINUED)

              Aggregate future principal payments are as follows:

                                            Long-Term        Capital Lease
Year Ending December 31,                       Debt           Obligation
                                            ----------       -------------
2000                                        $  310,000       $  253,000
2001                                            94,000          232,000
2002                                            25,000
2003                                              --
2004                                              --
Thereafter                                   2,150,000
                                            ----------       ----------
                                            $2,579,000       $  485,000
                                            ==========
Less amount representing interest                                37,000
                                                             ----------

Present value of future payments,
including current portion of $225,000                           448,000
                                                             ==========

              Telecommunications and office furniture includes assets under capital leases with a net book value of approximately $605,000 as of December 31, 1999.


NOTE 9 - REVOLVING CREDIT FACILITY

              In July 1999, as amended in March 2000, the Company entered into a $5 million two-year revolving credit facility with a bank. The availability of the credit facility is based on a percentage of eligible receivables and includes covenants requiring certain levels of active debit/prepaid customers and operating results through the term of the agreement. Advances under the facility bear interest at the prime rate and are to be used for working capital and general corporate purposes. The facility is collateralized by substantially all of the Company's assets. In connection with the facility, the Company issued to the bank a ten-year warrant for the purchase of 150,000 shares of its Common Stock at an exercise price of $10 per share, subject to certain adjustments. The warrant is redeemable by the bank any time after the third anniversary for a minimum redemption price of $200,000. The Company will account for the warrant as additional interest related to the facility over a two year period. At December 31, 1999 the Company had no direct borrowings outstanding under the facility. The Company is currently in default on certain of the covenants within the facility. On March 28, 2000 the Company received a waiver, as of December 31, 1999, for the default of the covenants. The Company remains in default after December 31, 1999.

              In connection with the credit facility, the Company had standby letters of credit to certain vendors in the aggregate of $2,750,000. These letters of credit expire on various dates from February 2, 2000 through September 1, 2000 and are collateralized by certain assets of the Company.


NOTE 10 - CONVERTIBLE REDEEMABLE PREFERRED STOCK

              In February 1999, the Company completed a $15 million private placement, issuing an aggregate of 15,000 shares of a new Series C Convertible Preferred Stock, $.01 par value, and warrants to purchase an aggregate of 300,000 shares of common stock. Each share of Series C Convertible Preferred Stock is convertible into common stock of the Company based upon certain formulas and limitations.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONVERTIBLE REDEEMABLE PREFERRED STOCK (CONTINUED)

              The Series C Convertible Preferred Stock contains a dividend of 6%, payable upon conversion, in either cash or the Company's common stock, at the Company's option (subject to certain conditions). The warrants are exercisable at $9 per share and expire in February 2004 and are subject to mandatory exercise, subject to certain conditions. The Warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the Warrants. In accordance with Emerging Issues Task Force Topic D-60, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in the first quarter of 1999. The amount represented the difference between the conversion price of $7 per share on the date of issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of Common Stock at that date. The Company has the right to require conversion of all of the outstanding shares of Series C Convertible Preferred Stock at any time after February 5, 2000, if the closing bid price for the Company's common stock is greater than $15 for fifteen consecutive trading days. The Series C Convertible Preferred Stock may be redeemed by the holder upon certain specified events as defined. During 1999, holders of 1,000 shares of Series C Preferred Stock converted their stock into an aggregate of approximately 149,000 shares of the Company's common stock.

              In October 1999, the Company completed a $6.1 million private placement, issuing an aggregate of 6,100 shares of a new Series D Convertible Preferred Stock, $.01 par value, and warrants to purchase an aggregate of 122,000 shares of common stock. Each share of Series D Convertible Preferred Stock is convertible into common stock of the Company at a conversion price of $8.875. The Series D Convertible Preferred Stock contains a dividend of 6%, accruing from the date of issuance of the Series D Convertible Preferred Stock through and including the date of conversion. The premium is payable upon conversion, in the Company's common stock or cash, at the Company's option (subject to certain conditions), The warrants are exercisable at $11.09 per share, expire in October 2004 and are subject to mandatory exercise, subject to certain conditions. The Warrants were valued at $31,000 and the value was treated as a "discount" to the Series D Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the Warrants. The Company has the right to require conversion of all of the outstanding shares of Series D Convertible Preferred Stock at any time after October 1, 2000, if the closing bid price for the Company's common stock is greater than $18 for fifteen consecutive trading days. The Series D Convertible Preferred Stock may be redeemed by the holder upon certain specified events as defined.

NOTE 11 -     STOCKHOLDERS' DEFICIENCY

              The Company has reserved for issuance 3,758,000 shares of its common stock relating to common stock purchase warrants outstanding as of December 31, 1999, at prices ranging from $2.50 to $11.09 per share.

              In 1998, the Company received 100,000 shares of its common stock that were issued in connection with the Summit acquisition and assumed a $150,000 liability of Summit, in payment for the remaining balance of the note receivable from Summit. In addition, the Company issued to Summit a warrant for the purchase of 100,000 shares of common stock, exercisable at $5 per share and expiring in 2001.

              In August and September 1997, the Company sold an aggregate of 407,000 units, at $3.00 per unit, through a private placement that included various members of the Company's management. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $3.00 per share.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -     STOCK OPTION PLANS

              The Board of Directors adopted, and the Company's stockholders approved, as amended, a stock option plan (the Plan) pursuant to which 1,325,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted to officers, employees, consultants and directors of the Company. Options issued under the Plan are nonqualified stock options (NSO's) and the Board of Directors (Committee) will grant NSO's at an exercise price which is not less than seventy percent of the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. At December 31, 1999, options to purchase 1,120,000 shares of common stock were outstanding.

              The Board of Directors adopted, and the stockholders approved, the Company's 1994 Director Option Plan (the Director Plan), as amended, pursuant to which 200,000 shares of the Company's common stock are reserved for issuance upon the exercise of options to be granted to non-employee directors of the Company. Under the Director Plan, an eligible director will automatically receive, at the commencement of the Director's three-year term, nonstatutory options to purchase 15,000 shares of the Company's common stock. For directors elected to less than a three-year term, such directors shall receive an option to purchase 5,000 shares per year to be served as a director, with vesting pro rated on a monthly basis. The option exercise price per share shall be equal to the fair market value of such shares at the time of grant. All options granted under the Plan vest ratably over the director's term and are exercisable within ten years from the date of grant, but generally may not be exercised more than 90 days after the date the director ceases to serve as a director of the Company. At December 31, 1999, options to purchase 102,000 shares of the Company's common stock were outstanding under the Director Plan.

              The activity in the Plan and the Director Plan are as follows:

                                                                   Exercise Price Per Share
                                                       Number of                             Weighted
                                                        Options             Range            Average
                                                     ---------------   -----------------   -------------
Balance outstanding, January 1, 1997                        281,000     $     1.63-5.00          $ 3.33

Granted                                                      93,000           2.13-2.50            2.15
Expired                                                     (9,000)           3.68-5.00            4.22
                                                     ---------------   -----------------   -------------

Balance outstanding, December 31, 1997                      365,000           1.63-4.75            3.01

Granted                                                     380,000           5.56-7.13            5.60
Exercised                                                  (28,000)           2.13-4.75            2.75
Expired                                                    (18,000)           2.13-6.50            4.10
                                                     ---------------   -----------------   -------------

Balance outstanding, December 31, 1998                      699,000           1.63-7.13            4.38

Granted                                                     590,000          6.13-12.00            9.85
Exercised                                                  (35,000)           2.13-6.50            3.27
Expired                                                    (32,000)          2.13-12.00            8.08
                                                     ---------------   -----------------   -------------

Balance outstanding, December 31, 1999                    1,222,000    $     1.63-12.00          $ 6.95
                                                     ===============   =================   =============

Exercisable, December 31, 1999                              431,000    $     1.63-12.00          $ 4.16
                                                     ===============   =================   =============

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -     STOCK OPTION PLANS (CONTINUED)

              The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net loss applicable to common stockholder's and net loss per share applicable to common stockholder's would have been adjusted to the pro forma amounts indicated below:

                                                        1999                1998                 1997
                                                        ----                ----                 ----
Net loss applicable to common stockholders:
As reported                                   $  (22,651,000)       $  (11,646,000)       $   (3,695,000)
Pro forma                                        (23,735,000)          (12,024,000)           (3,770,000)

Net loss per share applicable to common
  stockholders:
As reported                                   $        (2.84)       $        (1.58)       $        (0.63)
Pro forma
                                                       (2.98)                (1.63)                (0.64)

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rate of 5.5%, 5% and 6%, respectively; no dividend yield; expected lives of 3 to 10 years; and expected volatility of 81%, 91% and 64%, respectively.

NOTE 13 -     LOSS ON DISCONTINUED PRODUCT LINE

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

NOTE 14 -     SAVINGS AND RETIREMENT PLAN

              In June 1996, the Company formed a savings and retirement plan (the Plan) which covers all eligible employees. Participants in the Plan may elect to make contributions up to a maximum of 20% of their compensation. For each participant, the Company will make a matching contribution of one-half of the participant's contributions, up to 5% of the participant's compensation. Matching contributions may be made in the form of the Company's common stock and are vested at the rate of 33% per year based on years of employment. For the years ended December 31, 1999, 1998 and 1997, the Company's matching contributions were $165,000, $104,000 and $71,000, respectively.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 -         Income Taxes

              A reconciliation of income tax benefit, to the federal statutory rate for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                          1999             1998        1997
                                                          ----             ----        ----
Income tax benefit on reported pretax
 loss at federal statutory rate                          (35.0)%           (35.0)%    (34.0)%
State net operating losses                                (6.0)             (6.0)      (6.0)
Net operating loss carryforward not recognized            41.0              41.0       40.0
                                                       --------         --------   --------

Income taxes                                               0.0%              0.0%       0.0%
                                                       ========         ========   ========

              At December 31, 1999 and 1998, the Company recorded net deferred tax assets of approximately $16,835,000 and $9,702,000, respectively, and valuation allowances in the same amounts. The valuation allowances were increased by $7,133,000, $4,191,000 and $1,111,000, respectively, for the years ended December 31, 1999, 1998 and 1997, respectively. SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient future taxable income.

              The net deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:


                                                                          1999                 1998
                                                                    -----------------   ------------------
Deferred tax assets:
Net operating loss carryforwards                                    $      16,510,000   $       9,289,000
Allowance for doubtful accounts                                               237,000             367,000
Asset basis difference, intangible assets                                      88,000              57,000
                                                                    -----------------   ------------------
                                                                           16,835,000           9,713,000
                                                                    -----------------   ------------------

Deferred tax liabilities, asset basis
 difference for equipment and intangible assets                                    --            (11,000)
                                                                    -----------------   ------------------

Deferred tax asset, net                                                    16,835,000           9,702,000
Valuation allowance on deferred tax asset                                (16,835,000)         (9,702,000)
                                                                    -----------------   ------------------

                                                                    $              --   $               --
                                                                    =================   ==================


              At December 31, 1999, the Company has federal net operating loss carryforwards of approximately $40,000,000, which can be utilized against future taxable income and expire through the year 2019. Net operating losses available for state income tax purposes are less than those for federal purposes and generally expire earlier.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 -     COMMITMENTS AND CONTINGENCIES

              The Company has leases for office facilities and equipment, which expire in various years through December 2002. Future aggregate minimum annual rental payments as of December 31, 1999 are as follows:

                     Year ending December 31
                                2000                                                                         $       798,000
                                2001                                                                                 753,000
                                2002                                                                                 138,000


              Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $815,000, $558,000 and $352,000, respectively. Leased equipment expense for the year ended December 31, 1999 was approximately $55,000.

              In January 1999, the Company brought an action against SmarTalk TeleServices, Inc. ("SmarTalk"), a former party to an agreement in which the Company was to provide prepaid cellular services, for fraud and breach of contract. SmarTalk subsequently filed for bankruptcy, leading the Company to file a proof of claim with the bankruptcy court in the amount of approximately $14,400,000 in March 1999. SmarTalk has since disclosed approximately $847,000 in preference payments that it claims the bankrupt estate is entitled to recover from the Company. The Company intends to prosecute its claim against SmarTalk and to vigorously contest any preference action brought by the bankrupt estate.

              The Company, in the ordinary course of business, is a party to various legal actions, the outcome of which, in the opinion of management, will not have a material adverse effect on results of operations, cash flows or financial position of the Company.


NOTE 17 -     RELATED PARTY TRANSACTIONS

              The Company sub-leases certain office space to affiliates, expiring January 6, 2000 through December 31 , 2004. As of December 31, 1999, aggregate monthly rental payments are approximately $15,000, plus operating expenses, property taxes and rent escalations.

              In November 1999, the Company purchased $2,000,000 of debit cellular phones from a company whose member is a director of the Company.

              During 1999 the Company entered into a capitalized lease obligation with an affiliate, expiring in November 2001. Aggregate monthly payments are approximately $21,000.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 -     DEPENDENCE UPON KEY RELATIONSHIPS AND MAJOR CUSTOMERS

              Approximately 18%, related to the debit segment, and 16%, related to the rental segment, of the Company's revenues for 1999 were attributable to two customers. Approximately 24% and 12%, related to the debit segment, and 19% and 10%, related to the rental segment, of the Company's revenues for 1998 were attributable to four customers. Approximately 26%, related to the debit segment, and 24%, 13% and 11%, related to the rental segment, of the Company's revenues for 1997 were attributable to four customers. The agreements with these companies are terminable with cause and require written notification, typically effective upon relatively short notice. The termination of any one of these agreements would have a material adverse effect on the Company. In 1998, certain of the agreements relating to 36% and 26% of the Company's revenues in 1998 and 1997, respectively, were terminated.


NOTE 19 -     SEGMENT INFORMATION

              The Company complies with Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

              Segment information listed below reflects the three principal business units of the Company (as described in Note 1). Each segment is managed according to the products or services, which are provided to the respective customers, and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM). The Company's CODM uses segment information relating to the operations of each segment, however, segment balance sheet data is not prepared for or used by the CODM.

              Operating segment information for 1999, 1998, and 1997 is summarized as follows:

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 -     SEGMENT INFORMATION (CONTINUED)

                                              Rental              Debit          Activation       Corporate        Consolidated
                                              ------              -----          ----------       ---------        ------------
Revenues                    1999            $12,939,000        $14,280,000       $1,052,000                         $28,271,000
                            1998             14,037,000         12,737,000        1,426,000                          28,200,000
                            1997             15,242,000          6,299,000        2,657,000                          24,198,000

Depreciation
  and amortization          1999                326,000            280,000           22,000          845,000          1,473,000
                            1998                429,000            101,000           10,000          792,000          1,332,000
                            1997                495,000                              14,000          783,000          1,292,000

Bad debts                   1999                883,000            306,000           28,000                           1,217,000
                            1998              1,441,000          2,097,000           16,000                           3,554,000
                            1997              1,309,000              8,000           24,000                           1,341,000

Operating income (loss)     1999              1,034,000        (10,964,000)         (20,000)      (6,334,000)       (16,284,000)
                            1998               (777,000)        (5,942,000)        (365,000)      (3,604,000)       (10,688,000)
                            1997               (965,000)         1,471,000           86,000       (4,045,000)        (3,453,000)

Interest expense, net       1999                                                                    (574,000)          (574,000)
                            1998                                                                    (952,000)          (952,000)
                            1997                                                                    (232,000)          (232,000)

Income (loss) before
  income taxes              1999              1,034,000        (10,964,000)         (20,000)      (6,908,000)       (16,858,000)
                            1998               (777,000)        (5,942,000)        (365,000)      (4,556,000)       (11,640,000)
                            1997               (965,000)         1,471,000           86,000       (4,277,000)        (3,685,000)

              SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998 and 1997

                                                      Balance at         Charged to                            Balance at
                                                      Beginning          Costs and                                End
          Description                                  of Year            Expenses        Deductions (1)        of Year
          -----------                               ---------------    ---------------    ---------------    ---------------
YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts                   $      896,000     $    1,217,000     $    1,618,000     $      495,000
                                                    ===============    ===============    ===============    ===============

YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts                   $      991,000     $    3,554,000     $    3,649,000     $      896,000
                                                    ===============    ===============    ===============    ===============

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts                   $    1,392,000     $    1,341,000     $    1,742,000     $      991,000
                                                    ===============    ===============    ===============    ===============

(1) Represents write off of uncollected accounts, net of recoveries.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

The following table sets forth certain information concerning the directors and executive officers of the Company who are also directors. Pursuant to the Company's Second Restated Certificate of Incorporation and Amended Bylaws, the Company has a classified Board of Directors, whereby directors are elected to three-year terms, with one-third of the directors coming up for election each year at the Company's annual meeting of stockholders.

          Director           Age   Director Since    Year Term            Position with the Company
          --------           ---   --------------     Expires             --------------------------
                                                      --------
Anthony D. Autorino          61       1989             2002       Chairman, Chief Executive Officer and
                                                                  Director
Bruce Carswell               70       1998             2000       Director
Thomas H. Decker             59       1994             2002       Director
William A. DiBella           57       1993             2001       Director
Vincent DiVincenzo           50       1993             2001       Senior Vice President, Chief Financial
                                                                  Officer, Treasurer and Director
Victor Grillo, Sr.           59       1999             2001       Director
Ajit G. Hutheesing           64       1995             2002       Director
Nicholas E. Sinacori         55       1996             2000       Director

    ANTHONY D. AUTORINO has been Chairman, President and Chief Executive Officer of the Company since its formation in 1989. Mr. Autorino is a principal of CMD Ventures LLC, a private real estate management and development company. From January 1986 to March 1998, he was Chairman and Chief Executive Officer of Shared Technologies Fairchild Inc. ("STFI"), the former parent of the Company, and he was President of STFI from January 1986 to March 1996. From January, 1985 to January, 1986, he was Chairman and Chief Executive Officer of ShareTech, a joint venture between United Technologies Corporation and AT&T. He was President of United Technologies Building System Company from 1981 to 1984 and was its Chairman and Chief Executive Officer from 1984 to 1985. Mr. Autorino joined the Hamilton Standard Division of United Technologies in 1960, holding the positions of Vice President, Executive Vice President and President of the Division. Mr. Autorino was Chairman of the firearms manufacturer Colt's Manufacturing Company, Inc. and of its parent company, CF Holding Corp. from March, 1990 to March, 1992. Mr. Autorino serves on the board of directors of the Connecticut Children's Medical Center. He also serves on the boards of trustees of The Bushnell Memorial Theater in Hartford, Connecticut, and St. Joseph's College in West Hartford, Connecticut. Mr. Autorino is chairman of Global Interactive Communications Corporation, a private telecommunications services company.

    BRUCE CARSWELL was appointed a director of the Company in July 1998. Mr. Carswell has been a consultant to GTE Corporation since 1995, and has been a principal in the Cabot Advisory Group, a human resource firm, since June, 1998. In 1995, he retired from GTE, having served in various capacities, including as Executive Director of the Office of the Chairman, as Senior Vice President of Human Resources and Administration, and as a member of the Board of Directors. He chaired one joint-venture Board of GTE, continues to serve as a director of another such Board, and provides consulting services to GTE. Mr. Carswell is a noted authority on human resource issues and labor law, with experience that includes congressional appointments to various commissions concerning business and labor. Mr. Carswell received a bachelor's degree from Colby College and a law degree from Cornell University.

    THOMAS H. DECKER has been a director of the Company since September, 1994. Since March, 2000, Mr. Decker has been a Senior Vice President and Financial Advisor at Morgan Stanley Dean Witter. From September, 1992 to March, 2000, Mr. Decker was a Senior Vice President - Investments of Prudential Securities. From 1981 to September, 1992, he served as a Senior Vice President at Tucker Anthony Incorporated.

    WILLIAM A. DIBELLA has been a director of the Company since September, 1994. Mr. DiBella is currently a lobbyist and is a principal of CMD Ventures LLC., a private real estate management and development company. From 1981 to 1997, Mr. DiBella served as a Connecticut State Senator, including serving as Senate Majority Leader and Chairman of the Finance, Revenue and Bonding Committee. Mr. DiBella was a member of the Hartford City Council from 1971 to 1979 and Deputy Mayor from 1975 to 1977.

    VINCENT DIVINCENZO has been Treasurer of the Company since March, 1989, Chief Financial Officer of the Company since February, 1994, Senior Vice President of the Company since March, 1998, and a director of the Company since March, 1993. He is a principal of CMD Ventures LLC, a private real estate management and development company. From 1988 to 1998, Mr. DiVincenzo served STFI in many capacities, including as its Vice President - Finance from 1988 until 1993, its Senior Vice President - Administration and Finance from 1993 to March, 1998, its Treasurer and Chief Financial Officer 1988 to March, 1998, and as a director of STFI from 1992 to March, 1998. From 1987 to 1988, Mr. DiVincenzo was Controller of KCR Technology, Inc., a research and development firm. From 1982 to 1986 he was employed by Lorlin Test Systems, formerly Eaton Corporation, last serving as Controller. Mr. DiVincenzo is a director of Global Interactive Corporation.

    VICTOR GRILLO, SR. has been a director of the Company since July, 1999. Since 1997, Mr. Grillo has been Chief Executive Officer of the corporate general partner of DTR Associates Limited Partnership ("DTR"), a limited partnership engaged in the business of developing, marketing and distributing consumer products through direct response and retail distribution channels. From 1991 to 1997, Mr. Grillo was President of DTR. Mr. Grillo is a member of Retail Distributors, LLC, formerly Retail Distributors, Inc., which provides certain marketing support services to the Company.

    AJIT G. HUTHEESING has been a director of the Company since December, 1995. Mr. Hutheesing is the founder, Chairman and Chief Executive Officer of International Capital Partners, Inc. ("ICP"), a private investment management firm. Prior to starting ICP in 1988, he was Chairman of the Board and Director of Corporate Finance of The Sherwood Group. Before joining Sherwood, Mr. Hutheesing was with the J. Henry Schroder Corporation from 1975 to 1985 and held the position of Vice Chairman from 1982 to 1985. Prior to that time, Mr. Hutheesing spent ten years with the International Finance Corporation, a private sector investment banking arm of the World Bank. He also serves as a Director of Counsel Corporation and Officeland, Inc.

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

EXECUTIVE OFFICERS

The following table sets forth certain information concerning the executive officers of the Company who are not also directors. The executive officers are elected by the Board of Directors and serve at the discretion of the Board.

                  OFFICER                  AGE                  POSITION WITH COMPANY
                  -------                  ---                  ---------------------
                  Kenneth M. Dorros        40      Senior Vice President, General Counsel and Secretary
                  Sean P. Hayes            35      Executive Vice President
                  John Lovkay              62      Vice President - Debit Division Operations
                  Ismael G. Pinho          41      Vice President and Controller

    KENNETH M. DORROS has been Senior Vice President, General Counsel and Secretary of the Company since June, 1998. Previously, he served the Company as Counsel from October, 1997 to June, 1998. From March, 1989 to October, 1997, Mr. Dorros served as Vice President, General Counsel and Secretary of the Company. Mr. Dorros served as General Counsel and Secretary of Shared Technologies Fairchild Inc. ("STFI") from June, 1986 to March, 1998, where he was also a Senior Vice President from April, 1996 to March, 1998. Mr. Dorros received a bachelor's degree from Lehigh University and a Juris doctor from the Fordham University School of Law.

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

    JOHN LOVKAY has been Vice President - Operations of the Company's Debit Division since December, 1999. From February, 1999 to December, 1999 he had been President of the Debit Division. Prior to that, he served as Senior Vice President - Corporate Operations from October, 1996 to February, 1999. From April, 1995 to October, 1996, Mr. Lovkay held the position of Vice President - Operations Support. Prior to joining the Company, Mr. Lovkay was employed by STFI in the position of Senior Vice President - Operations Analysis from August, 1994 to April, 1995. From December of 1992 to August of 1994, he was a software consultant, which position included work for Integrated Management Systems and DeSai Consulting Group. Mr. Lovkay was Executive Vice President and Chief Operating Officer of STFI from January of 1987 to December of 1992. He also served as President of the Hamilton Standard Division of United Technologies Corporation from 1984 to 1986. Mr. Lovkay holds a B.S. in electrical engineering from the Massachusetts Institute of Technology and a M.S. from the University of Connecticut.

    ISMAEL G. PINHO joined the Company as its Controller in May, 1995. Since December, 1999 he has held the position of Vice President and Controller. From October, 1990 to May, 1995, he was Controller of F.L. Roberts & Company, Inc. a retailer and distributor of petroleum products. Mr. Pinho was Controller of Shapiro Equipment, Inc., a construction equipment company, from 1986 to 1990. Mr. Pinho holds a B.A. degree in accounting from the University of Connecticut.

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

    The Company knows of no delinquent filings under Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

    The following table sets forth the annual and long-term compensation awarded or paid to or earned by the Company's Chief Executive Officer, as well as to each of the Company's other most highly paid executive officers who received compensation in excess of $100,000 for the fiscal year ended 1999 (of which there were only four such other executive officers). Collectively, the Chief Executive Officer and such other executive officers are referred to herein as the "Named Executive Officers."

                                                                            LONG-TERM
                                                                       COMPENSATION AWARDS
                                               ANNUAL COMPENSATION          SECURITIES        ALL OTHER
                                                                            UNDERLYING
NAME AND PRINCIPAL POSITION           YEAR     SALARY        BONUS         OPTIONS (#)      COMPENSATION
---------------------------           ----     ------        -----         -----------      ------------
Anthony D. Autorino
    Chairman and Chief Executive
      Officer                          1999      $312,500       $8,500        100,000         $54,890 (a)
                                       1998      $156,250           --        150,000         $55,020 (b)
                                       1997           (c)           --                             --
Vincent DiVincenzo                     1999      $162,500       $8,500         55,000         $ 9,900 (d)
    Senior Vice President,
    Treasurer and Chief
    Financial Officer

Sean P. Hayes                          1999      $125,000       $5,000         30,000         $ 3,654 (e)
    Executive Vice President           1998      $106,458           --         25,000         $ 3,644 (f)
                                       1997      $102,084           --             --         $ 3,207 (g)
Kenneth M. Dorros                      1999      $105,000       $4,000         10,000         $ 1,535 (h)
    Senior Vice President, General
    Counsel and Secretary


(a) Includes life insurance premiums of $47,844 and disability insurance premiums of $7,046.

(b) Includes life insurance premiums of $47,974 and disability insurance premiums of $7,046.

(c) Until April 1998, the Chief Executive Officer, Anthony D. Autorino, was paid by Shared Technologies Fairchild Inc., of which Mr. Autorino was Chairman and Chief Executive Officer, in accordance with a Management Agreement that is no longer in effect.

(d) Includes life insurance premiums of $4,460, disability insurance premiums of $1,815 and automobile expense allowance of $3,625. Until April 1998, the Senior Vice President, Treasurer and Chief Financial Officer, Vincent DiVincenzo, was paid by Shared Technologies Fairchild Inc., of which he was Senior Vice President, Treasurer and Chief Financial Officer, in accordance with a Management Agreement that is no longer in effect.

(e) Includes life insurance premiums of $1,573, disability insurance premiums of $423 and automobile expense allocation of $1,658.

(f) Includes life insurance premiums of $1,579, disability insurance premiums of $407 and automobile expense allowance $1,658.

(g) Includes life insurance premiums of $1,579, disability insurance premiums of $392 and automobile expense allowance of $1,236.

(h) Includes life insurance premiums of $865 and disability insurance premiums of $670.


                        OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information on options granted during the fiscal year ended December 31, 1999 to the Named Executive Officers.

                                         INDIVIDUAL GRANTS                  POTENTIAL REALIZED VALUE
                                     % OF TOTAL                                AT ASSUMED RATES OF
                                       OPTIONS     EXERCISE                STOCK PRICE APPRECIATION
                                     GRANTED TO     OR BASE                     FOR OPTION TERM
                          OPTIONS   EMPLOYEES IN     PRICE     EXPIRATION
NAME                    GRANTED(#)      1999        ($/SH)        DATE        5%($)        10%($)
----                    ----------  ------------  -----------  ----------- ------------  ---------
Anthony D. Autorino       100,000        18.9%       (1)          3/20/09    $607,931     $1,540,618
Vincent DiVincenzo         50,000         9.4%       (1)          3/20/09    $303,966     $  770,309
Sean P. Hayes              20,000         3.8%       $6.125       1/04/09    $ 77,040     $  195,233
                           10,000         1.9%       (1)          3/20/09    $ 60,793     $  154,062
Kenneth M. Dorros          10,000         1.9%       (1)          3/20/09    $ 60,793     $  154,062

(1) One-third exercisable at $9.00, $10.00 and $12.00 per share, respectively.




                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

    The following table sets forth information concerning outstanding options to purchase the Company's Common Stock as of December 31, 1999. No stock options were exercised during the fiscal year ended December 31, 1999 by the Named Executive Officers.

                                                       NUMBER OF SECURITIES   VALUE OF UNEXERCISED
                                                            UNDERLYING            IN-THE-MONEY
                                                            UNEXERCISED         OPTIONS AT FISCAL
                                                         OPTIONS AT FISCAL         YEAR END($)
                                                            YEAR END(#)

                                                           EXERCISABLE/          EXERCISABLE/
                                                           UNEXERCISABLE         UNEXERCISABLE
                                                           -------------         -------------
                                Anthony D. Autorino       158,333/100,000       $463,665 / 91,667
                                Vincent DiVincenzo         71,667/50,000        $193,435 / 45,833
                                Sean P. Hayes              61,666/36,667         $238,707/70,350
                                Kenneth M. Dorros          31,166/6,667            $139,732/0

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company or its subsidiaries receive cash compensation of $750 per board meeting attended ($400 if attended by teleconference) and $500 for each committee meeting attended ($400 if attended by teleconference), plus reimbursement of out-of-pocket expenses for attendance at each such meeting. Each non-employee director also receives an annual fee of $10,000, payable quarterly in arrears.

In addition, pursuant to the 1994 Director Option Plan, each non-employee director receives an option, at the beginning of each three-year term to which he is elected, to purchase 15,000 shares of the Company's Common Stock. Such options have an exercise price equal to the fair market value of the Company's Common Stock at the time of their grant, and vest at the rate of one-third per year from the date of issuance, for so long as the option holder continues to serve as a director of the Company.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    The Company has employment agreements currently in effect with 10 of its employees, including each of the Named Executive Officers.

As of October 1, 1999, the Company entered into employment agreements with certain members of management, including each of the Named Executive Officers. Each agreement has a term of one year, and is automatically renewable for successive one-year terms, subject to termination provisions. The agreements provide for base salaries for Messrs. Autorino, DiVincenzo, Hayes and Dorros of $375,000, 175,000, 130,000 and $110,000, respectively. Each agreement contains certain termination and change-of-control payments, payable under certain circumstances. In the case of Messrs. Autorino, DiVincenzo and Hayes, in the event of termination of employment without cause or in the event of non-renewal by the Company, each would receive a severance payment equal to one year's base salary plus one year's target bonus (which is 50% for Messrs. Autorino and DiVincenzo and 40% for Mr. Hayes), plus 20% to account for the loss of benefits. Under such circumstances, Mr. Dorros' agreement provides for severance of six month's base salary and target bonus (25%), plus a 20% fringe factor.

In the event of a change of control of the Company, Messrs. Autorino, DiVincenzo and Hayes would receive an additional payment in an amount equal to 18 months' base salary and target bonus. Such payment for Mr. Dorros would be in an amount equal to six months' base salary and target bonus.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The current members of the Compensation Committee of the Board of Directors are Messrs. Decker, DiBella and Hutheesing. Messrs. Autorino and DiVincenzo, executive officers of the Company, and Mr. DiBella are each managing directors of CMD Ventures, LLC, a private real estate management and development company. Mr. Hutheesing is a director and executive officer of International Capital Partners, Inc. and a trustee of International Capital Partners Profit Sharing Trust, each of which participated in financing transactions with the Company in 1998 and 1999, which are described in greater detail below under the caption (See Item 13, "Certain Relationships and Related Transactions").

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

    The Compensation Committee makes appropriate recommendations concerning executive compensation, and it reports to the Company's Board of Directors. Under the supervision, approval and review of the Compensation Committee, the Company's compensation policies and programs are intended to motivate, retain and attract management with incentives linked to the financial performance of the Company and the value that is delivered to its stockholders. Specifically, the Company's policies and programs endeavor to (i) link executive compensation to sustainable increases in the financial performance of the Company, where possible, and where not possible, preservation or realization of stockholder value; (ii) provide rewards contingent upon Company performance; (iii) differentiate compensation based upon individual contributions; (iv) promote teamwork among executives and other Company employees; and (v) encourage the retention of a sound management team.

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

    The award and size of any performance bonus is based upon (i) the executive officer's performance against individual goals, and (ii) the performance of the Company against Company goals. Goals vary from year to year. The Compensation Committee also occasionally awards special bonuses in connection with extraordinary transactions by the Company. The bonuses generally are awarded to individuals who make significant contributions toward consummation of the transactions.

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

    In establishing compensation for the Chief Executive Officer for 1999, the Compensation Committee employed the same criteria as it used to set compensation for other executive officers. The Compensation Committee believes that Mr. Autorino's compensation is competitive with salary levels for chief executive officers with similar experience and ability and recognizes Mr. Autorino's individual performance and contributions to the Company's development, including his leadership in positioning the Company as a more significant competitor within the prepaid wireless market.

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

                                      Respectfully submitted,

                                      ANTHONY D. AUTORINO
                                      Chairman and Chief Executive Officer

                          CUMULATIVE STOCKHOLDER RETURN

    The following graph and chart compare the cumulative annual stockholder return on the Company's Common Stock over the period commencing April 21, 1995 (the date of the Company's initial public offering and the date that the Company's Common Stock commenced trading on Nasdaq) through December 31, 1999 to that of the total return Index for the Nasdaq Stock Market ("Nasdaq") and the total return Index for the Standard Industrial Classification Codes 4810-4819 Telephone Communications ("SIC Code Index") assuming the investment of $100 on April 21, 1995. The total return Index for the Company and the SIC Code Index were computed using the Compustat database. The first partial year of the Nasdaq total return Index was computed using Bloomberg, and the subsequent years were calculated based upon the Center for Research of Securities Prices Total Return Indices data. In calculating total annual return, reinvestment of dividends is assumed. The stock performance graph and chart below are not necessarily indicative of future price performance.

                                  [LINE GRAPH]

         Company Name/Index                       4/21/95   12/31/95  12/31/96  12/31/97  12/31/98  12/31/99
         SHARED TECHNOLOGIES CELLULAR             $100.00   $33.70    $30.40    $59.80    $107.67   $147.80
         NASDAQ                                    100.00   128.90    158.60    194.30     274.00    507.10
         SIC CODE INDEX                            100.00   123.90    145.20    193.10     340.30    559.00

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 10, 2000 by (i) each of the Company's directors and nominees, (ii) the Named Executive Officers, (iii) all directors and executive officers of the Company as a group, and (iv) each person known by the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock.

                                                                                 PERCENTAGE OF
                 NAME AND ADDRESS (1)                      NUMBER OF SHARES       COMMON STOCK
           DIRECTORS AND EXECUTIVE OFFICERS             BENEFICIALLY OWNED (2)     OUTSTANDING
--------------------------------------------------------------------------------------------------
Anthony D. Autorino                                               1,036,882 (a)             11.4%
         Chief Executive Officer and Director
Bruce Carswell                                                        8,467 (b)                 *
         Director
Thomas H. Decker                                                    135,500 (c)              1.5%
         Director
William A. DiBella                                                  240,833 (d)              2.7%
         Director
Vincent DiVincenzo                                                  314,144 (e)              3.5%
         Senior Vice President, Chief Financial
         Officer,
         Treasurer and Director
Victor Grillo, Sr.                                                  422,361 (f)              4.7%
         Director
Sean P. Hayes                                                       143,134 (g)              1.6%
         Executive Vice President
Ajit G. Hutheesing                                                  961,063 (h)             10.0%
         Director
Nicholas E. Sinacori                                                948,714 (I)              9.8%
         Director
Kenneth M. Dorros                                                   107,973 (j)              1.2%
         Senior Vice President, General Counsel and
         Secretary

All directors and officers as a group (12 persons)                3,482,294 (k)             33.1%

FIVE PERCENT STOCKHOLDERS
George W. Mauerman                                                  838,541 (l)              9.4%
         6585 S. Yale, Suite 500
         Tulsa, OK 74136
George S. Mauerman                                                  593,166 (m)              6.7%
         6585 S. Yale, Suite 500
         Tulsa, OK 74136
The Fairchild Corporation and Banner Aerospace, Inc.                750,519 (n)              8.5%
         45025 Aviation Drive, Suite 400
         Dulles, VA 20177
International Capital Partners, Inc.                                961,063 (o)             10.0%
         300 First Stamford Place
         Stamford, CT 06902
Zesiger Capital Group LLC                                         1,562,242 (p)             16.4%
         320 Park Avenue
         New York, NY 10022
Dulville Limited                                                    500,587 (q)              5.6%
         9 Avenue d'Ostende
         MC-98000, Monaco

Marshall Capital Management, Inc.                                  830,802  (r)              8.6%
         11 Madison Avenue
         New York, NY 10010
SIB Investment Holdings Limited                                     578,383 (s)              6.2%
         380 Madison Avenue
         New York, NY 10017
Rayflex Limited                                                     833,333 (t)              8.6%
         PO Box 3136
         Road Town, Tortola
         British Virgin Islands

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

    (a) Includes 158,333 shares currently issuable upon exercise of options by Mr. Autorino. Also includes 134,666 shares that are owned beneficially by the estate of Mr. Autorino's late spouse, as to which Mr. Autorino disclaims beneficial ownership. Also includes 100,000 shares issuable upon exercise of other warrants held by Mr. Autorino, and 1,019 shares beneficially owned through the Company's Savings and Retirement Plan.

    (b) Includes 8,167 shares issuable upon exercise of options by Mr. Carswell.

    (c) Includes 14,167 shares currently issuable upon exercise of options by Mr. Decker. Also includes 33,333 shares issuable upon exercise of warrants.

    (d) Includes 14,167 shares currently issuable upon exercise of options by Mr. DiBella. Also includes 168,333 shares and 58,333 shares issuable upon exercise of warrants, all of which shares and warrants are beneficially owned by Mr. DiBella's spouse, as to which he disclaims beneficial ownership.

    (e) Includes 71,667 shares currently issuable upon exercise of options by Mr. DiVincenzo. Also includes 16,667 shares issuable upon exercise of warrants and 762 shares beneficially owned through the Company's Savings and Retirement Plan.

    (f) Includes 4,167 shares currently issuable upon exercise of options by Mr. Grillo. Also includes 168,194 shares of Common Stock and 250,000 shares currently issuable upon exercise of warrants held by Retail Distributors, Inc., of which Mr. Grillo is the CEO and a principal stockholder.

    (g) Includes 63,333 shares currently issuable upon exercise of options by Mr. Hayes. Also includes 6,667 shares issuable upon exercise of warrants, and 4,086 shares owned through the Company's Savings and Retirement Plan.

    (h) Includes 131,667 shares owned by International Capital Partners, Inc. ("ICP"), of which Mr. Hutheesing is the Chairman, Chief Executive Officer and a stockholder. Also includes 26,333 shares currently issuable upon exercise of options by ICP, 710,000 shares issuable upon exercise of warrants held by ICP, 38,063 shares issuable upon conversion of Series C Convertible Preferred Stock held by the ICP Profit Sharing Plan and 5,000 shares issuable upon exercise of warrants held by the ICP Profit Sharing Trust. Also includes 40,000 shares issuable upon conversion of a convertible promissory note held by ICP Profit Sharing Trust.

    (i) Includes 131,667 shares owned by ICP, of which Mr. Sinacori is Managing Director. Also includes 26,333 shares currently issuable upon exercise of options by ICP, 710,000 shares issuable upon exercise of warrants held by ICP, 38,063 shares issuable upon conversion of Series C Convertible Preferred Stock held by the ICP Profit Sharing plan and 5,000 shares issuable upon exercise of warrants held by the ICP Profit Sharing Trust.

        Also includes 40,000 shares issuable upon conversion of a convertible promissory note held by ICP Profit Sharing Trust.

    (j) Includes 31,166 shares currently issuable upon exercise of options by Mr. Dorros. Also includes 5,000 shares issuable upon exercise of warrants, and 702 shares owned through the Company's Savings and Retirement Plan.

    (k) Includes a total of 442,666 shares currently issuable upon exercise of options by the Company's directors and executive officers. Also includes a total of 1,194,667 shares currently issuable upon exercise of warrants by such directors and executive officers, 13,340 shares owned through the Company's Savings and Retirement Plan, and 38,063 shares issuable upon conversion of Series C Convertible Preferred Stock and 40,000 shares issuable upon conversion of a convertible promissory note beneficially owned by certain of such directors.

    (l) Includes 83,333 shares currently issuable upon exercise of warrants by George W. Mauerman. Also includes the shares and warrants reported by George S. Mauerman, discussed in note (m) below.

    (m) Includes 58,333 shares currently issuable upon exercise of warrants by George S. Mauerman.

    (n) Owned by Banner Aerospace, Inc. a wholly-owned subsidiary of The Fairchild Corporation.

    (o) Includes 26,333 shares currently issuable upon exercise of options held by ICP. Also includes 710,000 shares issuable upon exercise of warrants held by ICP, 38,063 shares issuable upon conversion of Series C Convertible Preferred Stock held by the ICP Profit Sharing Trust and 5,000 shares issuable upon exercise of warrants held by the ICP Profit Sharing Trust, 40,000 shares issuable upon conversion of a convertible promissory note held by the ICP Profit Sharing Trust and 10,000 shares owned by Mr. Hutheesing. (See notes (h) and (i) with respect to beneficial ownership attributable to Messrs. Hutheesing and Sinacori.)

    (p) Includes 690,000 shares currently issuable upon exercise of warrants owned beneficially by Zesiger Capital Group.

    (q) Includes 46,893 shares currently issuable upon conversion of Series C Convertible Stock and 16,000 shares issuable upon exercise of warrants by Dulville Limited.

    (r) Includes 100,000 shares currently issuable upon exercise of warrants and 730,802 shares issuable upon conversion of Series C Convertible Preferred Stock.

    (s) Includes 578,383 shares issuable upon conversion of Series D Convertible Preferred Stock.

    (t) Includes 833,333 shares currently issuable upon exercise of warrants by Rayflex Limited.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective December 1, 1999, the Company entered into a consulting agreement with CMD Ventures, LLC ("CMD") for certain financial analysis and advisory services. The agreement, which is on a month-to-month basis, provides for a monthly fee to CMD of $10,000, provided however that no such fees shall be payable until such time as the Company generates positive cash flow of at least $50,000 per month. Until such time, the Company will accrue, but not pay, such fees. Members of CMD include Anthony D. Autorino, the Company's Chairman and Chief Executive Officer; Vincent DiVincenzo, the Company's Senior Vice President, Chief Financial Officer and Treasurer; and William A. DiBella, who is a director of the Company.

The Company subleased certain office space to CMD on the first floor of the Company's corporate offices in Wethersfield, CT from April 1, 1998 to January 6, 2000 at a monthly rate of $4,003. Since January 7, 2000, the Company has subleased space to CMD on the fourth floor of the Company's Wethersfield location. This sublease, which expires December 31, 2004, is at a monthly rate of $10,874. In addition to rent, CMD is obligated to pay all operating expenses, property taxes, rent escalations and other surcharges or increases applicable to such subleaseholds.

Since December 1, 1998, CMD has leased to the Company substantially all of the furniture used by the Company at its call center located at Constitution Plaza, Hartford, CT at a rate of $21,062 per month. Such agreement will expire November 30, 2001, at which time the Company shall have the right to acquire all such furniture at a cost of $1.00.

On November 2, 1999 the Company purchased $2,000,000 of debit cellular phones and accessories from DTR Associates Limited Partnership ("DTR") which assets had been purchased by DTR from the bankruptcy estate of SmarTalk TeleServices, Inc. Due to the financing constraints, the Company was unable to directly bid on these assets. DTR realized a profit of $197,969 in the resale of such assets to the Company. Victor Grillo, Sr., a director of the Company, is CEO of the general partner of DTR.

On July 1, 1998, the Company entered into a month-to-month agreement to sublease a portion of its Wethersfield offices to NRG Solutions, LLC ("NRG") at a rate of $1,325 per month. CMD has a minority ownership interest in NRG.

In July 1999, the Company entered into certain transactions with Retail Distributors, Inc. ("RDI"), of which Victor Grillo, Sr, a director of the Company, is chief executive officer and a principal stockholder. The transactions included the Company's entry into an agreement, expiring March 31, 2001, to retain the services of RDI to bolster the Company's capabilities with respect to the marketing and distribution of its prepaid programs, pursuant to which the Company paid RDI approximately $843,000 and issued to RDI 118,194 shares of Common Stock. The agreement also required the Company to pay RDI a monthly fee of $90,000 from February 8, 1999 to September 30, 1999; $65,000 from October 1, 1999 to December 31, 1999; and $40,000 from January 1, 2000 to December 31, 2000. Additional performance-based compensation, exclusive of expenses, was provided for through the conditional issuance of Common Stock purchase warrants, of which warrants to purchase 250,000 shares of Common Stock had been issued as of March 27, 2000. Concurrently the Company acquired from RDI all of the outstanding capital stock of Retail Cellular, Inc. ("RCI"), in connection with which the Company issued 150,000 shares of Common Stock to RDI. In addition, RCI entered into an agreement, expiring March 31, 2001, to obtain certain sales and marketing services from RDI, for a monthly fee of $10,000. (See also, Management's Discussion and Analysis of Financial Condition and Results of Operation, " Selling, General and Administrative Expenses"). In connection with and in anticipation of such transactions, in February 1999 the Company provided a loan to RDI in the principal amount of $500,000, which accrues interest at the rate of prime plus one percent and had a maturity date of September 30, 1999. The loan was intended as a prepayment of expense reimbursement for RDI, as RDI had started to provide significant services for the Company at such time. As of March 27, 2000, the Company had not made a demand for repayment of the loan, but rather had deferred such demand in view of RDI's expense requirements. However, interest has continued to accrue on the loan, which is subject to call at any time.

In February 1999, the Company completed a private placement of 15,000 shares of Series C Convertible Preferred Stock ("Series C Shares") and Warrants to purchase 300,000 shares of Common Stock for an aggregate consideration of $15,000,000. International Capital Partners, Inc. Profit Sharing Trust purchased 250 shares of Series C Shares and received Warrants to purchase 5,000 shares of Common Stock for an aggregate consideration of $250,000. In addition, ICP received a commission in the amount of $50,000 in connection with the transaction as a finder's fee. Messrs. Ajit G. Hutheesing and Nicholas E. Sinacori, directors of the Company, also serve as principals of ICP and trustees of the ICP Profit Sharing Trust.

In February 1999, the Company used a portion of the proceeds from the Series C Shares to repay the $4,000,000 debt financing secured in April 1998, of which $1,000,000 was borrowed from Anthony D. Autorino, the Company's Chairman and Chief Executive Officer, and $500,000 which was borrowed from ICP. Messrs. Ajit
G. Hutheesing and Nicholas E. Sinacori, directors of the Company, also serve as principals of ICP. The Company also used a portion of the Series C Shares to prepay $1,411,000, the outstanding balance of a promissory note, to STFI, the former parent of the Company which beneficially owned approximately 23% of the Company's Common Stock at the time.

In October 1999, the Company completed a private placement of 6,100 shares of Series D Convertible Preferred Stock ("Series D Shares") for an aggregate consideration of $6,100,000. In consideration for their placement services, ICP received a cash commission in the amount of $300,000 and a five-year warrant to purchase 120,000 shares of the Company's Common Stock at an exercise price of $11.09 per share, which price was 25% greater than the Conversion Price of the Series D Shares. Messrs. Ajit G. Hutheesing and Nicholas E. Sinacori, directors of the Company, also serve as principals of ICP.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K.

(a)  FINANCIAL STATEMENTS

See Part II, Item 8 hereof.

(b)  REPORTS ON FORM 8-K


         On October 12, 1999, the Company filed with the Securities and Exchange Commission a report on Form 8-K, pursuant to Item 5 thereof, detailing the Company's entry into an agreement on October 1, 1999 to close on a $6.1 million private placement of equity with three investors, led by SIB Investment Holdings Limited, a wholly owned subsidiary of Saudi International Bank. International Capital Partners, LLC of Stamford, Connecticut and Oakes, Fitzwilliams & Co. S.A. of London acted as placement agents for the Company in connection with this private placement.

         Pursuant to a Securities Purchase Agreement entered into between the Company and the investors (the "Securities Purchase Agreement"), the Company issued an aggregate of 6,100 shares of a new Series D Convertible Preferred Stock, $.01 per share. Each share of Series D Convertible Preferred Stock is convertible into Common Stock of the Company.

The Company included exhibits 4.1, 4.2, 4.3, 4.4 and 4.5, in accordance with Form 8-K, Item 5. The exhibits included the Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock, the Securities Purchase Agreement, the Registration Rights Agreement and the Form of Warrant to Purchase Common Stock of the Company, all dated October 1, 1999.



(c)      EXHIBITS

EXHIBIT NO.                DESCRIPTION OF EXHIBIT
-----------                ----------------------
3. (i)            Second Restated Certificate of Incorporation, dated February 29, 2000.

3. (ii)           Amended and Restated By-laws, dated July 7, 1999.

4.1               Specimen of Common Stock Certificate. Incorporated by reference from exhibit 4.2 to the  Company's
                  Registration Statement of Form SB-2 filed with Amendment No. 3 to such Registration Statement dated
                  January 27, 1995.

4.2               Series B Convertible Preferred Stock Purchase Agreement by and between International Capital
                  Partners, Inc. and the Company dated August 19, 1996 (agreement between STFI and the Company is substantially the same), including form of Common Stock Warrant.  Incorporated by Reference from
                  Exhibit 4.2 to the Company's Form 8-K dated August 19, 1996 and filed September 15,
                  1996.

4.3               Equity Holders Agreement by and among International Capital Partners, Inc., Zeisiger Capital Group,
                  LLC and Shared Technologies Fairchild Inc. dated August 19, 1996.  Incorporated by Reference from
                  Exhibit 4.3 to the Company's Form 8-K dated August 19, 1996 and filed September 15, 1996.

4.4               Purchase Agreement, Common Stock Warrant Certificate and Option Agreement by and among RHI
                  Holdings, Inc., and the Company dated December 27, 1996. Incorporated by Reference from Exhibit
                  4.1, 4.2, and 4.3 respectively to the Company's Form 8-K dated December 27, 1996, and filed January
                  22, 1997.

4.5               Form of Registration Rights Agreement dated as of April 15, 1998, between Shared Technologies
                  Cellular, Inc., and Salomon Brothers Holding Company Inc.  Incorporated by Reference from Exhibit
                  4.4 to the Company's Quarterly Report on Form 10-Q dated May 15, 1998.

4.6               Form of Warrant Purchase Agreement, dated as of April 15, 1998, between Shared Technologies
                  Cellular, Inc., and Salomon Brothers Holding Company Inc. Incorporated by Reference from Exhibit
                  4.5 to the Company's Quarterly Report on Form 10-Q dated May 15, 1998.

4.7               Form of Shared Technologies Cellular, Inc., Common Stock Purchase Warrant, dated April 15, 1998, in favor of Salomon Brothers Holding Company Inc. or its registered assigns. Incorporated by Reference from Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q dated May 15, 1998.

4.8               Form of Subscription Agreement dated May 1998 between Shared Technologies Cellular, Inc., and the
                  Purchasers (as defined therein), including form of Convertible Note.  Incorporated by Reference from Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q dated May 15, 1998.

4.9               Securities Purchase Agreement among the Company and the Purchasers dated as of January 28, 1999.
                  Incorporated by Reference from Exhibit 4.2 to the Company's Form 8-K dated February 5, 1999 and filed February 12, 1999.

4.10              Registration Rights Agreement among the Company and the Purchasers dated as of January 28, 1999.
                  Incorporated by Reference from Exhibit 4.3 to the Company's Form 8-K dated February 5, 1999 and filed February 12, 1999.

4.11              Form of Warrant to Purchase Common Stock of the Company issued to the Purchasers.  Incorporated by
                  Reference from Exhibit 4.4 to the Company's Form 8-K dated February 5, 1999 and filed February 12,
                  1999.

4.12              Certificate of Designations, Preferences and Rights of the Series D Convertible Preferred Stock of
                  Shared Technologies Cellular, Inc. dated October 1, 1999.  Incorporated by Reference from Exhibit
                  4.1 to the Company's Form 8-K dated October 1, 1999 and filed October 12, 1999.

4.13              Securities Purchase Agreement among the Company and the Purchasers dated as of October 1, 1999.
                  Incorporated by Reference from Exhibit 4.2 to the Company's Form 8-K dated October 1, 1999 and filed
                  October 12, 1999.

4.14              Registration Rights Agreement among the Company and the Purchasers dated as of October 1, 1999.
                  Incorporated by Reference from Exhibit 4.3 to the Company's Form 8-K dated October 1, 1999 and filed October 12, 1999.

4.15              Form of Warrant to Purchase Common Stock of the Company issued to International Capital Partners,
                  LLC.  Incorporated by Reference from Exhibit 4.4 to the Company's Form 8-K dated October 1, 1999 and filed October 12, 1999.

4.16              Form of Warrant to Purchase Common Stock of the Company issued to Oakes, Fitzwilliams & Co., S.A.
                  Incorporated by Reference from Exhibit 4.5 to the Company's Form 8-K dated October 1, 1999 and filed October 12, 1999.

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

10.7              Agreement by and between Budget Rent A Car Corporation and the Company dated July 28, 1997. Incorporated by reference from Exhibit 10.16 to the Company's Form 10-K dated March 31, 1998.

10.8              Agreement by and between Thorn Americas, Inc. and the Company dated December 1, 1996. Incorporated by reference from Exhibit 10.17 to the Company's Form 10-K dated March 31, 1998.

10.9              1994 Stock Option Plan, as amended, November 11, 1998. Incorporated by reference from Exhibit 10.9 to the Company's Form 10-K dated March 30, 1999.

10.10             1994 Director Option Plan, as amended, November 11, 1998. Incorporated by reference from Exhibit
                  10.10 to the Company's Form 10-K dated March 30, 1999.

10.11*            Prepaid Cellular Reseller Agreement by and between the Company and MCI Telecommunications
                  Corporation and WorldCom Technologies, Inc. dated February 19, 1999.  Incorporated by reference from Exhibit 10.11 to the Company's Form 10-K dated March 30, 1999.

10.12             Employment Agreement by and between Anthony D. Autorino and the Company, effective October 1, 1999.

10.13             Employment Agreement by and between Vincent DiVincenzo and the Company, effective October 1, 1999.

10.14             Employment Agreement by and between Sean P. Hayes and the Company, effective October 1, 1999.

10.15             Employment Agreement by and between Kenneth M. Dorros and the Company, effective October 1, 1999.

21                List of subsidiaries of the registrant.

27                Financial Data Schedule

* Confidential treatment as to certain portions has been requested until April 1,2004. The copy filed as an exhibit omits the information subject to the confidentiality treatment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHARED TECHNOLOGIES CELLULAR, INC.
                                    (Registrant)

                                    \ s\ Anthony D. Autorino
                                    --------------------------------------------
                   By               Anthony D. Autorino
                                    Chief Executive Officer and Director
                                    Date:  March 27, 2000

                                    \ s\ Vincent DiVincenzo
                                    --------------------------------------------
                   By               Vincent DiVincenzo
                                    Chief Financial Officer and Director
                                    Date:  March 27, 2000

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

By: /s/Anthony D. Autorino                  By: /s/ William A. DiBella          By: /s/Bruce Carswell
Anthony D. Autorino                         William A. DiBella                  Bruce Carswell
Chief Executive Officer                     Director                            Director
and Director                                Date:  March 27,2000                Date:  March 27, 2000
Date:  March 27, 2000

By: /s/ Ajit G. Hutheesing                  By: /s/ Thomas H. Decker            By: /s/ Victor Grillo, Sr.
Ajit G. Huthessing                          Thomas H. Decker                    Victor Grillo, Sr.
Director                                    Director                            Director
Date:  March 27, 2000                       Date:  March 27, 2000               Date:  March 27, 2000

By: /s/ Vincent DiVincenzo                  By: /s/ Nicholas E. Sinacori
Vincent DiVincenzo                          Nicholas E. Sinacori
Chief Financial Officer                     Director
and Director                                Date:  March 27, 2000
Date:  March 27, 2000

* By: /s/ Anthony D. Autorino
Anthony D. Autorino
Attorney-in-fact