Form 10-Q
period 2000-03-31
SHARED TECHNOLOGIES CELLULAR INC
filed 2000-05-12
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

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

                                                     Yes __X___     No   ___


As of May 11, 2000, there were 10,556,620 shares outstanding of the registrant's Common Stock, $.01 par value

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART 1  FINANCIAL INFORMATION                                                     PAGE

     Item 1. Financial Statements (Unaudited)

             Report of Independent Public Accountants                               3

             Consolidated Balance Sheets as of March 31, 2000 and
             December 31, 1999                                                      4

             Consolidated Statements of Operations for the Three Months Ended
             March 31, 2000 and 1999                                                5

             Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2000 and 1999                                               6-7

             Notes to Consolidated Financial Statements                            8-10


     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                            11-15

PART II  OTHER INFORMATION

     Item 1. Legal Proceedings                                                     16

     Item 6. Exhibits and Reports on Form 8-K                                      16


SIGNATURE                                                                          17

1177 Avenue of the Americas           280 Corporate Center, 85 Livingston Avenue
New York, York 10036-2714             Roseland, NJ 07068
212-490-7700 / FAX 212-730-6892       973-994-6666 / FAX 973-994-0337

                                                [ROTHSTEIN, KASS & COMPANY LOGO]

Website: http://www.rkco.com



                         Independent Accountants' Report



To the Shareholders and Board of Directors of Shared Technologies Cellular, Inc.

We have reviewed the accompanying consolidated balance sheet and statements of operations and cash flows of Shared Technologies Cellular, Inc. and Subsidiaries as of March 31, 2000, and for the three-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


                                      /s/ Rothstein, Kass & Company, P.C.


Roseland, New Jersey
May 10, 2000

ITEM 1. FINANCIAL STATEMENTS

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                          March 31, 2000    December 31, 1999
                                                                          --------------    -----------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                     $    273,000       $  1,635,000
  Accounts receivable, less allowance for doubtful accounts
      of $569,000 and $495,000 in 2000 and 1999                               3,176,000          3,612,000
  Carrier commissions receivable, less unearned income                          248,000            178,000
  Inventories                                                                 1,424,000          2,316,000
  Prepaid expenses and other current assets                                   3,965,000          4,526,000
                                                                           ------------       ------------

         Total current assets                                                 9,086,000         12,267,000
                                                                           ------------       ------------

TELECOMMUNICATIONS AND OFFICE EQUIPMENT, NET                                  1,470,000          1,514,000
                                                                           ------------       ------------

OTHER ASSETS:
   Intangible assets, net                                                     6,133,000          6,289,000
   Deposits                                                                   1,515,000          1,515,000
                                                                           ------------       ------------

         Total other assets                                                   7,648,000          7,804,000
                                                                           ------------       ------------

                                                                           $ 18,204,000       $ 21,585,000
                                                                           ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations          $    542,000       $    535,000
  Accounts payable                                                            8,888,000          8,580,000
  Accrued expenses and other current liabilities                              7,658,000          7,045,000
  Deferred revenues                                                           4,452,000          4,355,000
                                                                           ------------       ------------

         Total current liabilities                                           21,540,000         20,515,000
                                                                           ------------       ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                    710,000          2,492,000
                                                                           ------------       ------------

REDEEMABLE PUT WARRANT                                                          200,000            200,000
                                                                           ------------       ------------

SERIES C AND D REDEEMABLE PREFERRED STOCK,  issued
     and outstanding 20,100 shares in 2000 and 1999                          21,168,000         20,861,000
                                                                           ------------       ------------

STOCKHOLDERS' DEFICIT:
   Preferred Stock,$.01 par value, authorized 5,000,000 shares
   Common Stock, $.01 par value, authorized 20,000,000 shares, issued and outstanding 8,823,000 shares in 2000
      and 8,452,000 in 1999                                                      88,000             85,000
  Capital in excess of par value                                             30,298,000         28,437,000
  Accumulated deficit                                                       (55,800,000)       (51,005,000)
                                                                           ------------       ------------

         Total stockholders' deficit                                        (25,414,000)       (22,483,000)
                                                                           ------------       ------------

                                                                           $ 18,204,000       $ 21,585,000
                                                                           ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31,

                                                             2000              1999
                                                          -----------       -----------

REVENUES                                                  $ 9,744,000       $ 5,621,000

COST OF REVENUES                                            8,077,000         4,592,000
                                                          -----------       -----------
GROSS MARGIN                                                1,667,000         1,029,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                5,865,000         4,803,000

BAD DEBT EXPENSE                                              208,000           380,000
                                                          -----------       -----------
LOSS FROM OPERATIONS                                       (4,406,000)       (4,154,000)

INTEREST EXPENSE, NET                                         (77,000)         (194,000)
                                                          -----------       -----------

LOSS BEFORE INCOME TAXES                                   (4,483,000)       (4,348,000)

INCOME TAXES                                                   (5,000)           (7,000)
                                                          -----------       -----------
NET LOSS                                                   (4,488,000)       (4,355,000)

PREFERRED STOCK DIVIDENDS                                    (307,000)       (4,154,000)
                                                          -----------       -----------

NET LOSS APPLICABLE TO COMMON STOCK                       ($4,795,000)      ($8,509,000)
                                                          ===========       ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                   ($     0.55)      ($     1.12)
                                                          ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        8,774,000         7,625,000
                                                          ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31,

                                                                       2000               1999
                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss, before preferred stock dividend                        ($ 4,488,000)      ($ 4,355,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities;
        Accretion of interest                                            26,000             25,000
        Depreciation and amortization                                   941,000            324,000
        Common stock issued for compensation
        and services                                                     44,000             36,000
        Change in assets and liabilities:
           Accounts receivable                                          427,000           (137,000)
           Carrier commissions receivable                               (70,000)           343,000
           Inventories                                                  892,000             24,000
           Prepaid expenses and other current assets                    (79,000)        (1,008,000)
           Accounts payable and other current liabilities               921,000         (2,351,000)
           Deferred revenues                                             97,000           (602,000)
                                                                   ------------       ------------
   NET CASH USED IN OPERATING ACTIVITIES                             (1,289,000)        (7,701,000)
                                                                   ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in deposits                                                       0            (21,000)
   Purchases of equipment                                              (118,000)          (133,000)
                                                                   ------------       ------------
   NET CASH USED IN INVESTING ACTIVITIES                               (118,000)          (154,000)
                                                                   ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt and capital lease obligations           (75,000)        (4,018,000)
   Payments to former parent                                                  0         (1,411,000)
   Proceeds from issuance of preferred stock                                  0         14,519,000
   Proceeds from exercise of warrants and options                       120,000            284,000
                                                                   ------------       ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                             45,000          9,374,000
                                                                   ------------       ------------
NET INCREASE (DECREASE) IN CASH                                      (1,362,000)         1,519,000

CASH, BEGINNING OF PERIOD                                             1,635,000            229,000
                                                                   ------------       ------------
CASH, END OF PERIOD                                                $    273,000       $  1,748,000
                                                                   ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Three Months Ended March 31,

                                                                       2000            1999
                                                                    ----------      ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                                                       $   64,000      $  195,000
                                                                    ==========      ==========

     Income taxes                                                   $    5,000      $    7,000
                                                                    ==========      ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Issuance of warrants in connection with issuance of
preferred stock                                                     $        0      $   75,000
                                                                    ==========      ==========

Redeemable preferred stock issued as preferred stock dividends      $  301,000      $  136,000
                                                                    ==========      ==========

Conversion of convertible notes into common stock                   $1,700,000      $        0
                                                                    ==========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2000 (Unaudited)

1. BASIS OF PRESENTATION. The consolidated financial statements included herein have been prepared by Shared Technologies Cellular, Inc. ("STC" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial position, results of operations and cash flows for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 1999 report on Form 10-K. Certain reclassifications to prior year financial statements were made in order to conform to the 2000 presentation. The consolidated financial statements included herein are not necessarily indicative of the results for the fiscal year ending December 31, 2000.

2. INVENTORIES. Inventories, consisting of telecommunications equipment and parts expected to be sold to customers, are valued at the lower of cost, on the first-in, first-out (FIFO) method, or market.

3. REVENUE RECOGNITION. Debit, or prepaid, card revenue is recognized over the estimated period in which the Company provides debit cellular service to its customers. Customers purchase debit cellular service by buying debit cards at various national retailers and calling the Company to activate, or redeem, the debit cards. Customers may also call the Company directly to purchase debit cellular service. The Company gives the customer a series of numeric codes that are input into the customer's phone that allow it to be activated for a specific number of minutes and days. The actual number of minutes will vary based upon the denomination of the card and the type of calls made (local or roaming). A typical debit card with a face value of $30 expires 60 days after redemption. However, the Company's experience indicates that most of the airtime is used within the first 30 days of redemption. Rental and activation revenues are recognized as the services are provided.

4. LOSS PER COMMON SHARE. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. The Company had issued and outstanding unexercised options to purchase 1,217,000 and 1,087,000 shares of Common Stock as of March 31, 2000 and 1999, respectively, and Common Stock warrants to purchase 3,734,000 and 3,496,000 shares of Common Stock as of March 31,

2000 and 1999, respectively. The Company also had issued and outstanding 5% convertible notes which are convertible at any time at the option of the noteholders into 90,000 and 480,000 shares of the Company's Common Stock as of March 31, 2000 and 1999, respectively. In addition, the Company had issued and outstanding 14,000 and 15,000 shares of Series C Convertible Preferred Stock ("Series C Shares") as of March 31, 2000 and 1999, respectively. As of March 31, 2000, the outstanding Series C Shares were convertible into approximately 4,052,000 shares of Common Stock, of which 1,730,000 were converted as of May 11, 2000. The Company also had issued and outstanding 6,100 shares of Series D Convertible Preferred Stock ("Series D Shares") as of March 31, 2000, which are currently convertible into approximately 711,000 shares of Common Stock. Diluted loss per common share was the same as basic loss per common share for the three-month periods ended March 31, 2000 and 1999 because all other securities would have been antidilutive as a result of the Company's losses.

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

6. LIQUIDITY. Cash requirements for the foreseeable future will include funds needed to sustain operations and for existing obligations. Management believes that an infusion of cash from debt or equity financing is required. The Company is currently in discussions with various financial institutions to raise the required funding. Pursuant to the Second Amendment to Loan Agreement by and between the Company and Citizens Bank of Massachusetts dated May 1, 2000, the Company has committed to obtain $7,500,000 of such funding by June 30, 2000.

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

Operating segment information for the three-month periods ended March 31, 2000 and 1999 is summarized as follows:

                             Rental            Debit           Activation       Corporate       Consolidated
2000
   Revenues               $ 2,595,000       $ 7,023,000       $   126,000                        $ 9,744,000
                          -----------       -----------       -----------                        -----------

   Income (loss) before
     income taxes         $   (38,000)      $(3,075,000)      $    15,000      $(1,385,000)      $(4,483,000)
                          -----------       -----------       -----------      -----------       -----------


                            Rental            Debit          Activation        Corporate       Consolidated
1999
   Revenues              $ 3,131,000       $ 2,220,000      $   270,000                         $ 5,621,000
                         -----------       -----------      -----------                         -----------

   Loss before
     income taxes        $   (55,000)      $(2,844,000)     $   (50,000)      $(1,399,000)      $(4,348,000)
                         -----------       -----------      -----------       -----------       -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

Revenues for the first quarter of 2000 were $9,744,000, compared to $5,621,000 for the first quarter of 1999, an increase of $4,123,000. The net loss applicable to Common Stock for 2000 was $4,795,000, compared to $8,509,000 for 1999. The net loss applicable to Common Stock for 1999 included a one-time non-cash preferred stock dividend of $4,018,000, $0.51 per share, attributable to the beneficial conversion feature in connection with the Company's issuance of its Series C Convertible Preferred Stock, in February 1999. The net loss per Common Stock was $0.55 for 2000, compared to a net loss of $1.12 for 1999.

Revenues

Debit, or prepaid, operations had revenues of $7,023,000 for the first quarter of 2000, compared to $2,220,000 for the first quarter of 1999. The increase in revenues of $4,803,000 (216%) was due to growth of the private label program, which is co-branded with MCI WorldCom and the Company's CellEase brand name. In February 1999, the Company signed an agreement with MCI WorldCom for the retail distribution of the Company's prepaid cellular services under the MCI WorldCom brand name, utilizing MCI WorldCom's extensive network of retail distribution locations. Subsequently, the Company worked closely with MCI WorldCom to significantly increase its number of prepaid cellular customers. First quarter of 2000 debit revenues also included the sale of approximately 38,000 prepaid cellular phones for $1,947,000, compared to the sale of approximately 2,000 prepaid cellular phones for $174,000, in the first quarter of 1999. The first quarter of 1999 debit revenues were negatively impacted by the Company's termination of its relationship with SmarTalk TeleServices, Inc. ("SmarTalk") in December 1998 (see "Legal Proceedings"). Throughout the first quarter of 1999, the Company's prepaid cellular customer base deteriorated as customers were unable to purchase debit cards from retailers previously associated with SmarTalk.

The Company's cellular phone rental operations had revenues of $2,595,000 for the first quarter of 2000, compared to $3,131,000 for the first quarter of 1999. The decrease of $536,000 (17%) was attributable to a decrease of 23% in the number of rentals to 22,000. During the first quarter of 2000, the Company finalized the conversion of its cellular phone inventory to the Nextel product, which required a partial reallocation of sales resources. In addition, during the first quarter of 1999, the Company ran various special promotions, such as "first 10 minutes free", that increased sales for that period.

The Company's cellular activation operations had revenues of $126,000 for the first quarter of 2000, compared to $270,000 for the first quarter of 1999. The decrease of $144,000 (53%) was mainly attributable to the loss of revenues from the Connecticut activation location which had revenues of $105,000 in the first quarter of 1999 and was closed in November 1999.

Gross Margin

Gross margin was 17% of revenues for the first quarter of 2000, compared to 18% for the first quarter of 1999. The change in gross margin was mainly due to a change in the revenue mix together with the improvement of gross margin for debit operations. The following table summarizes the change in the revenues mix and the corresponding gross margins for the two periods:

                         2000                          1999
                 Revenues    Gross margin      Revenues    Gross margin
Debit              72%            1%               40%         (40)%
Rental             27%           60%               56%          58%
Activation          1%           32%                4%          40%
                  100%           17%              100%          18%

Gross margin for debit operations improved significantly in the first quarter of 2000, compared to the first quarter of 1999. The first quarter of 1999 was negatively impacted by the termination of the Company's relationship with SmarTalk, in December 1998. As a result of this termination, during most of fiscal 1999 the Company had a significant gap between lines under contract with carriers and such carriers lines that were active with customers, resulting in a negative margin during that period. Gross margin for the first quarter of 2000 was impacted by a per minute rate reduction. Effective mid-December 1999, the Company reduced its prepaid cellular rate from $.79 per minute to rates as low as $.39 per minute, depending on the denomination of the debit card redeemed. The negative impact on gross margin of the price decrease is expected to be offset by reductions in future carrier charges and such price decrease should have a minimal effect on gross margin by the end of the second quarter of 2000.

Gross margin for cellular phone rental operations increased slightly in the first quarter of 2000, compared to the first quarter of 1999, due to lower carrier charges. Gross margin for activation operations decreased in the first quarter of 2000, compared to the first quarter of 1999, due to the national MOVE program representing all of the activation revenues in 2000, compared to 61% in 1999. The MOVE program historically has had lower gross margins than the Connecticut activation program. The MOVE program provides cellular service activations for customers who move from one cellular market to another.

Selling, General & Administrative Expenses

Selling, general and administrative expenses (SG&A) were $5,865,000 for the first quarter of 2000, compared to $4,803,000 for the first quarter of 1999, an increase of $1,062,000 (22%). As a percentage of revenues, SG&A decreased to 60% for 2000, compared to 85% for 1999. The decrease, or improvement, was attributable to several factors. SG&A for the first quarter of 1999, as a percentage of revenues, was negatively impacted by SmarTalk. The Company added a new call center in Hartford and expanded its existing call center in St. Louis in the fourth quarter of

1998, in anticipation of the significant growth the Company expected from its SmarTalk relationship. As previously discussed, the significant growth did not occur. Consequently, SG&A, as a percentage of revenues, increased dramatically in the first quarter of 1999 compared to the corresponding period in the prior year. As revenues increased throughout the remainder of 1999 and the first quarter of 2000, the Company was able to improve, or reduce, SG&A as a percentage of revenues. The $1,062,000 increase in SG&A was attributable to $623,000 related to the services agreement with Retail Distributors, Inc. entered into in early 1999 and $439,000 mainly due to additional personnel in the call centers to accommodate the additional call volume.

Bad Debt Expense

Bad debt expense was $208,000 for the first quarter of 2000, compared to $380,000 for the first quarter of 1999, a decrease of $172,000 (45%). As a percentage of revenues, bad debt expense was approximately 2% for 2000, compared to 7% for 1999. The decrease in bad debt expense for 2000, compared to 1999, was mainly due to an improvement in collection procedures in the Rental Division. The Company records an allowance for uncollectible receivables from revenues related to third parties generated through the ordinary course of business. The Company regularly reviews uncollected receivables and writes off any that are deemed uncollectible against the allowance.

Interest Expense

Interest expense, net of interest income, was $77,000 for the first quarter of 2000, compared to $194,000 for the first quarter of 1999. Interest expense for the first quarter of 2000 was mainly due to the Company's revolving credit facility with Citizens Bank of Massachusetts. Interest expense for the first quarter of 1999 was mainly due to debt to the Company's former parent and debt financing completed in May 1998. In February 1999, the Company used a portion of the $15 million private equity placement proceeds to repay $1,411,000 of the debt to its former parent and approximately $4 million of the May 1998 debt.

Preferred Stock Dividends

Preferred stock dividends were $307,000 for the first quarter of 2000, compared to $4,154,000 for the first quarter of 1999. Preferred stock dividends for the first quarter of 2000 represented the 6% premium on the outstanding Series C and D Shares. Preferred stock dividends for the first quarter of 1999 represented the 6% premium on the Series C Shares and the $4,018,000 beneficial conversion feature associated with the Series C Shares. In accordance with Emerging Issues Task Force Topic D-60, the Company recognized a beneficial conversion feature as a one-time non-cash preferred stock dividend. The amount represented the difference between the conversion price of $7 per share at the date of the issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of the Common Stock at that date.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $12,454,000 at March 31, 2000, compared to a deficit of $8,248,000 at December 31, 1999. Stockholders' deficit at March 31, 2000 was $25,414,000, compared to a deficit of $22,483,000 at December 31, 1999. Stockholders' deficit at March 31, 2000 and December 31, 1999 did not include $21,168,000 and $20,861,000, respectively, related to the Series C and D Convertible Preferred Stock, since each shareholder of the Series C and D Shares has the right, upon the occurrence of certain events, to require the Company to redeem all or any part of such purchaser's Series C or D Shares. As of May 11, 2000, an additional 6,300 Series C Shares had been converted into 1,730,000 Common Stock shares, consequently Stockholders' Deficit has been reduced by $6,735,000 since the end of the first quarter of 2000.

Net cash used in operations for the three-month period ended March 31, 2000 was $1,289,000. This was mainly due to the operating loss for the period, partially offset by a reduction of $892,000 in the debit cellular phones purchased in the fourth quarter of 1999, a $921,000 increase in accounts payable, and a $427,000 decrease in receivables. For the three-month period ended March 31, 1999 net cash used in operations was $7,701,000. This was primarily due to the operating loss for period as well as the partial use of the $15 million proceeds to improve the timeliness of payments to carriers and other vendors.

Net cash used in investing activities for the three-month period ended March 31, 2000 was $118,000, primarily for the purchase of Nextel cellular phones for the Rental Division. For the three-month period ended March 31, 1999, net cash used in investing activities was $154,000. This was mainly attributable to the purchase of computer equipment to handle the CellEase program and security deposit requirements by carriers for additional lines.

During the three-month period ended March 31, 2000, the Company received $120,000 from the exercise of 24,000 warrants. The Company continued to make required payments on its existing debt. For the three-month period ended March 31, 1999, the Company raised $14,519,000, net of expenses, in a private equity placement. The Company used a portion of the proceeds to repay the debt owed to its former parent and approximately $4,000,000 of a debt-financing package that was completed in May 1998.

Cash requirements for the foreseeable future will include funds needed to sustain operations and for existing obligations. Management believes that an infusion of cash from debt or equity financing is required. The Company is currently in discussions with various financial institutions to raise the required funding. Pursuant to the Second Amendment to Loan Agreement by and between the Company and Citizens Bank of Massachusetts dated May 1, 2000, the Company has committed to obtain $7,500,000 of such funding by June 30, 2000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
-----------                 ----------------------
4.1               First Amendment to Loan Agreement by and between the Company and Citizens Bank of Massachusetts dated December 3, 1999.

4.2 Second Amendment to Loan Agreement by and between the Company and Citizens Bank of Massachusetts dated May 1, 2000.

10.1 Employment Agreement by and between David Bogue and the Company, effective April 27, 2000.

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








                                         SHARED TECHNOLOGIES CELLULAR, INC.



Date: May 11, 2000                          By: /s/ Vincent DiVincenzo
                                                 Vincent DiVincenzo
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer and
                                                 Duly Authorized Officer)