Form 10-Q
period 2000-06-30
SHARED TECHNOLOGIES CELLULAR INC
filed 2000-08-14
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________

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

                                Yes __X___ No ___

As of August 11, 2000, there were 13,386,590 shares outstanding of the registrant's Common Stock, $.01 par value

                SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARY
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART 1  FINANCIAL INFORMATION                                                       PAGE
     Item 1. Financial Statements (Unaudited).

             Report of Independent Public Accountants                                3

             Consolidated Balance Sheets as of June 30, 2000 and
             December 31, 1999                                                       4

             Consolidated Statements of Operations for the Six Months Ended
             June 30, 2000 and 1999                                                  5

             Consolidated Statements of Operations for the Three Months Ended
             June 30, 2000 and 1999                                                  6

             Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 2000 and 1999                                                 7-8

             Notes to Consolidated Financial Statements                             9-12


     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                             13-19

PART II  OTHER INFORMATION

     Item 1. Legal Proceedings.                                                     20

     Item 4. Submission of Matters to Vote of Security Holders.                     20-21

     Item 6. Exhibits and Reports on Form 8-K.                                      21


SIGNATURE                                                                           22

                         Independent Accountants' Report



To the Shareholders and Board of Directors of Shared Technologies Cellular, Inc.

We have reviewed the accompanying consolidated balance sheet and statements of operations and cash flows of Shared Technologies Cellular, Inc. and Subsidiaries as of June 30, 2000, and for the three-month and six-month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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



Roseland, New Jersey                        /s/  Rothstein, Kass & Company, P.C.
August 9, 2000

ITEM 1.  FINANCIAL STATEMENTS

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)


                                                                       June 30, 2000     December 31, 1999
                                                                       --------------    -----------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                  $    179,000        $  1,635,000
  Accounts receivable, less allowance for doubtful accounts
    of $559,000 and $495,000 in 2000 and 1999                              2,482,000           3,612,000
  Carrier commissions receivable, net                                        148,000             178,000
  Inventories                                                              1,704,000           2,316,000
  Prepaid expenses and other current assets                                3,990,000           4,526,000
                                                                        ------------        ------------

         Total current assets                                              8,503,000          12,267,000
                                                                        ------------        ------------

TELECOMMUNICATIONS AND OFFICE EQUIPMENT, NET                               1,303,000           1,514,000
                                                                        ------------        ------------

OTHER ASSETS:
  Intangible assets, net                                                   5,977,000           6,289,000
  Deposits and other                                                         745,000           1,515,000
                                                                        ------------        ------------

         Total other assets                                                6,722,000           7,804,000
                                                                        ------------        ------------

                                                                        $ 16,528,000        $ 21,585,000
                                                                        ============        ============

                           LIABILITIES AND STOCKHOLDERS'  DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt                                     $    873,000        $    535,000
  Accounts payable                                                         8,233,000           8,580,000
  Accrued expenses and other current liabilities                          10,529,000           7,045,000
  Deferred revenues                                                        4,882,000           4,355,000
                                                                        ------------        ------------

         Total current liabilities                                        24,517,000          20,515,000
                                                                        ------------        ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                         626,000           2,492,000
                                                                        ------------        ------------

REDEEMABLE PUT WARRANT                                                       200,000             200,000
                                                                        ------------        ------------

SERIES C AND D REDEEMABLE PREFERRED STOCK,  issued and
  outstanding 14,100 shares in 2000 and 20,100 shares in 1999             14,629,000          20,861,000
                                                                        ------------        ------------

STOCKHOLDERS' DEFICIT:
  Preferred Stock,$.01 par value, authorized 5,000,000 shares
  Common Stock, $.01 par value, authorized 30,000,000 shares, issued and outstanding 10,564,000 shares in 2000
    and 8,452,000 in 1999                                                    106,000              85,000
  Capital in excess of par value                                          37,057,000          28,437,000
  Accumulated deficit                                                    (60,607,000)        (51,005,000)
                                                                        ------------        ------------

         Total stockholders' deficit                                     (23,444,000)        (22,483,000)
                                                                        ------------        ------------

                                                                        $ 16,528,000        $ 21,585,000
                                                                        ============        ============



                   The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Six Months Ended June 30,


                                                                2000                1999
                                                           ------------        ------------
REVENUES                                                   $ 17,929,000        $ 12,082,000

COST OF REVENUES                                             15,029,000           9,421,000
                                                           ------------        ------------

GROSS MARGIN                                                  2,900,000           2,661,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 11,443,000           9,672,000

BAD DEBT EXPENSE                                                399,000             669,000
                                                           ------------        ------------
LOSS FROM OPERATIONS                                         (8,942,000)         (7,680,000)

INTEREST EXPENSE, NET                                          (126,000)           (249,000)
                                                           ------------        ------------

LOSS BEFORE INCOME TAXES                                     (9,068,000)         (7,929,000)

INCOME TAXES                                                     (5,000)             (7,000)
                                                           ------------        ------------
NET LOSS                                                     (9,073,000)         (7,936,000)

PREFERRED STOCK DIVIDENDS                                      (529,000)         (4,381,000)
                                                           ------------        ------------

NET LOSS APPLICABLE TO COMMON STOCK                        ($ 9,602,000)       ($12,317,000)
                                                           ============        ============

BASIC AND DILUTED LOSS PER COMMON SHARE                    ($      1.01)       ($      1.60)
                                                           ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          9,554,000           7,682,000
                                                           ============        ============






                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended June 30,


                                                                2000                1999
                                                           ------------        ------------
REVENUES                                                   $  8,185,000        $  6,461,000
COST OF REVENUES                                              6,952,000           4,829,000
                                                           ------------        ------------

GROSS MARGIN                                                  1,233,000           1,632,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  5,578,000           4,869,000

BAD DEBT EXPENSE                                                191,000             289,000
                                                           ------------        ------------
LOSS FROM OPERATIONS                                         (4,536,000)         (3,526,000)

INTEREST EXPENSE, NET                                           (49,000)            (55,000)
                                                           ------------        ------------

LOSS BEFORE INCOME TAXES                                     (4,585,000)         (3,581,000)

INCOME TAXES                                                          0                   0
                                                           ------------        ------------
NET LOSS                                                     (4,585,000)         (3,581,000)

PREFERRED STOCK DIVIDENDS                                      (222,000)           (227,000)
                                                           ------------        ------------

NET LOSS APPLICABLE TO COMMON STOCK                        ($ 4,807,000)       ($ 3,808,000)
                                                           ============        ============

BASIC AND DILUTED LOSS PER COMMON SHARE                    ($      0.47)       ($      0.49)
                                                           ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         10,333,000           7,739,000
                                                           ============        ============






                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30,


                                                                        2000                1999
                                                                    ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss, before preferred stock dividend                         ($ 9,073,000)       ($ 7,936,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities;
        Accretion of interest                                             50,000              31,000
        Depreciation and amortization                                  1,929,000             587,000
        Common stock issued for compensation
        and services                                                      58,000              71,000
        Change in assets and liabilities:
           Accounts receivable                                         1,113,000            (594,000)
           Carrier commissions receivable                                 30,000             581,000
           Inventories                                                   612,000            (502,000)
           Prepaid expenses and other current assets                     (22,000)           (879,000)
           Accounts payable and other current liabilities              3,139,000             326,000
           Deferred revenues                                             527,000            (437,000)
                                                                    ------------        ------------
   NET CASH USED IN OPERATING ACTIVITIES                              (1,637,000)         (8,752,000)
                                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in deposits                                                    2,000              11,000
   Purchases of equipment                                               (113,000)           (200,000)
                                                                    ------------        ------------
   NET CASH USED IN INVESTING ACTIVITIES                                (111,000)           (189,000)
                                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from financial facility                                    549,000                   0
   Repayments of long-term debt and capital lease obligations           (377,000)         (4,268,000)
   Payments to former parent                                                   0          (1,411,000)
   Proceeds from issuance of preferred stock                                   0          14,506,000
   Proceeds from exercise of warrants and options                        120,000           1,200,000
                                                                    ------------        ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                             292,000          10,027,000
                                                                    ------------        ------------

NET INCREASE (DECREASE) IN CASH                                       (1,456,000)          1,086,000

CASH, BEGINNING OF PERIOD                                              1,635,000             229,000
                                                                    ------------        ------------
CASH, END OF PERIOD                                                 $    179,000        $  1,315,000
                                                                    ============        ============




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Six Months Ended June 30,


                                                                      2000             1999
                                                                  ----------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                                                     $  131,000       $  318,000
                                                                  ==========       ==========

     Income taxes                                                 $    5,000       $    7,000
                                                                  ==========       ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Issuance of warrants in connection with issuance of
preferred stock                                                   $        0       $   75,000
                                                                  ==========       ==========

Redeemable preferred stock issued as preferred
stock dividends and beneficial conversion feature                 $  519,000       $4,154,000
                                                                  ==========       ==========

Conversion of convertible notes into common stock                 $1,700,000       $        0
                                                                  ==========       ==========

Conversion of convertible preferred stock into common stock       $6,762,000       $        0
                                                                  ==========       ==========





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2000 (Unaudited)


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

4. LOSS PER COMMON SHARE. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. Diluted loss per common share was the same as basic loss per common share for the three and six-month periods ended June 30, 2000 and 1999 because all other securities would have been antidilutive as a result of the Company's losses.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist of the following at June 30, 2000 and December 31, 1999:


                                                     2000                1999
Prepaid consulting agreement                      $1,969,000          $2,492,000
Prepaid telephone line charges                       735,000             695,000
Prepaid access fees                                  456,000             672,000
Note receivable                                      500,000             500,000
Other                                                331,000             167,000
                                                  ----------          ----------
                                                  $3,990,000          $4,526,000



6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES. Accrued expenses and other current liabilities consist of the following at June 30, 2000 and December 31, 1999:


                                                   2000                  1999
Sales and other taxes                          $ 6,025,000           $ 5,512,000
Payroll and payroll taxes                          247,000               200,000
Commissions                                              0               178,000
Carrier usage                                    2,936,000               672,000
Other                                            1,321,000               483,000
                                               -----------           -----------
                                               $10,529,000           $ 7,045,000



7. REVOLVING CREDIT FACILITY. In July 1999, as amended in August 2000, the Company entered into a $2,500,000 two-year revolving credit facility with Citizens Bank of Massachusetts. The availability of the credit facility is based on a percentage of eligible receivables and includes covenants requiring certain levels of debit customers and operating results through the term of the agreement. At June 30, 2000, the Company had $549,000 in direct borrowings outstanding under the facility and had $825,000 in standby letters of credit to certain vendors that were collateralized by the credit facility. At June 30, 2000, the Company was not in compliance with certain loan covenants. However, such covenant violations were waived pursuant to the August 2000 amendment. Such amendment also modified the termination date of the facility to December 29, 2000 and imposed a requirement that the Company obtain additional capital and equity contributions of $5 million by August 31, 2000.

8. LITIGATION. In January 1999, the Company filed a lawsuit against SmarTalk TeleServices, Inc. ("SmarTalk") and certain individuals in the U.S. District Court for the District of Connecticut. The Company's complaint includes allegations of breach of contract and fraud in connection with various agreements between SmarTalk and the Company. SmarTalk subsequently filed for federal bankruptcy protection. The Company's complaint seeks recovery of $25 million in damages, and the Company has filed a proof of claim with the bankruptcy court (U.S. Bankruptcy Court, District of Delaware) for $14.4 million. The Company intends to aggressively prosecute its claim, although due to SmarTalk's impaired financial condition and the number and value of claims from unsecured creditors, the amount of any recovery against SmarTalk is questionable. The Company may have some exposure to a preference claim with respect to certain payments received by the Company from SmarTalk prior to its bankruptcy filing, although the Company intends to aggressively defend against any such claim.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

9. LIQUIDITY. Cash requirements for the foreseeable future will include funds needed to sustain operations and for existing obligations. Management believes that an infusion of cash from debt or equity financing is required. In August 2000, the Company raised approximately $2.7 million through a private placement of equity. See "Note 11. Subsequent Events" for a detailed description. The Company is currently in discussions with various financial institutions to raise the additional funding that the Company believes is required. Pursuant to the August 2000 amendment to the Company's credit facility with Citizens Bank of Massachusetts, the Company has committed to raise a total of $5,000,000 of such funding by August 31, 2000. The Company is also seeking other opportunities to improve operations through strategic business alliances.

10. SEGMENT INFORMATION. Segment information listed below reflects the three principal business units of the Company. Each segment is managed according to the products that are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM uses segment information relating to the operations of each segment. However, a segment balance sheet is not prepared or used by the CODM.

Operating segment information for the six-month periods ended June 30, 2000 and 1999 is summarized as follows:


                                 Debit                Rental          Activation         Corporate          Consolidated
2000
   Revenues                   $ 12,307,000        $  5,410,000       $    212,000                           $ 17,929,000
                              ------------        ------------       ------------                           ------------

   Income (loss) before
     income taxes             $ (6,569,000)       $    299,000       $     21,000       $ (2,819,000)       $ (9,068,000)
                              ------------        ------------       ------------       ------------        ------------





                                Debit              Rental           Activation          Corporate         Consolidated
1999
   Revenues                $  5,095,000        $  6,443,000       $    544,000                            $ 12,082,000
                           ------------        ------------       ------------                            ------------

   Income (loss) before
     income taxes          $ (5,351,000)       $    221,000       $    (28,000)       $ (2,770,000)       $ (7,929,000)
                           ------------        ------------       ------------        ------------        ------------

Operating segment information for the three-month periods ended June 30, 2000 and 1999 is summarized as follows:


                                  Debit             Rental          Activation        Corporate      Consolidated
2000
   Revenues                   $ 5,284,000        $ 2,815,000       $    86,000                          $ 8,185,000
                              -----------        -----------       -----------                          -----------

   Income (loss) before
     income taxes             $(3,495,000)       $   337,000       $     6,000       $(1,433,000)       $(4,585,000)
                              -----------        -----------       -----------       -----------        -----------



                               Debit             Rental          Activation        Corporate         Consolidated
1999
   Revenues                $ 2,874,000        $ 3,313,000       $   274,000                          $ 6,461,000
                           -----------        -----------       -----------                          -----------

   Income (loss) before
     income taxes          $(2,511,000)       $   277,000       $    25,000       $(1,372,000)       $(3,581,000)
                           -----------        -----------       -----------       -----------        -----------



11. SUBSEQUENT EVENTS. In August 2000, the Company raised approximately $2.7 million through a private placement of equity with various investors. Such financing included the exchange of certain outstanding shares of Series D Convertible Preferred Stock for Common Stock, in conjunction with the purchase of new shares of Common Stock by such Series D holders, as well as the exercise of certain outstanding warrants for Common Stock. Upon completion of such financing, the Company will file a report on Form 8-K detailing such transactions.

See Item 6 (b) "Reports on Form 8-K", regarding the July 31, 2000 delisting of the Company's Common Stock from the Nasdaq National Market to the OTC Bulletin Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

Revenues for the first half of 2000 were $17,929,000, compared to $12,082,000 for the first half of 1999, an increase of $5,847,000 or 48%. The net loss applicable to Common Stock for 2000 was $9,602,000, or $1.01 per share, compared to $12,317,000, or $1.60 per share, for 1999. The net loss applicable to Common Stock for 1999 included a one-time non-cash preferred stock dividend of $4,018,000, $.52 per share, attributable to the beneficial conversion feature in connection with the Company's issuance of its Series C Convertible Preferred Stock, in February 1999.

Revenues

Debit, or prepaid, operations had revenues of $12,307,000 for the first half of 2000, compared to $5,095,000 for the first half of 1999. The increase in revenues of $7,212,000 (142%) was due to the continued growth of the private label program, which is co-branded with MCI WorldCom and the Company's CellEase brand name. In February 1999, the Company signed an agreement with MCI WorldCom for the retail distribution of the Company's prepaid cellular services under the MCI WorldCom brand name, utilizing MCI WorldCom's extensive network of retail distribution locations. Subsequently, the Company worked closely with MCI WorldCom to significantly increase its number of prepaid cellular customers. Debit revenues for the first six months of 2000 also included the sale of approximately 44,000 prepaid cellular phones for $2,341,000, compared to the sale of approximately 9,000 prepaid cellular phones for $768,000, in the first six months of 1999. Fiscal 1999 debit revenues were negatively impacted by the Company's termination of its relationship with SmarTalk TeleServices, Inc. ("SmarTalk") in December 1998 (see "Legal Proceedings"). Throughout the first half of 1999, the Company's prepaid cellular customer base deteriorated, as customers were unable to purchase debit cards from retailers previously associated with SmarTalk.

The Company's cellular telephone rental operations had revenues of $5,410,000 for the first half of 2000, compared to $6,443,000 for the first half of 1999. The decrease of $1,033,000 (16%) was attributable to a drop of 23% in the number of rental agreements to 43,000, partially offset with an increase in the average revenue per rental agreement to $125 for 2000, from $115 for 1999. During the first half of 2000, the Company converted its cellular phone inventory to a Nextel product, which required a partial reallocation of sales resources. In addition, during the first half of 1999, the Company ran various special promotions, such as "first 10 minutes free", that increased sales for that period.

The Company's cellular activation operations had revenues of $212,000 for the first half of 2000, compared to $544,000 for the first half of 1999. The decrease of $332,000 (61%) was mainly attributable to the loss of revenues from the Connecticut activation location, which had revenues of $193,000 in the first half of 1999 and was closed in November 1999. The balance of the decrease in revenues was attributable to the de-emphasis on activations related to the MOVE program, such program was discontinued in the second quarter of 2000. The MOVE program provided cellular service activations for customers who move from one cellular market to another.

Gross Margin

Gross margin was 16% of revenues for the first half of 2000, compared to 22% for the first half of 1999. The decrease in gross margin was mainly due to a change in the revenue mix, with debit revenues significantly surpassing rental revenues, and the improvement of gross margin for debit operations. The following table summarizes the change in the revenue mix and the corresponding gross margins for the two periods:


                                  2000                          1999
                         Revenues      Gross margin     Revenues     Gross margin
Debit                       69%            (5%)            42%           (28%)
Rental                      30%            63%             53%            60%
Activation                   1%            31%              5%            39%
                           100%            16%            100%            22%



Gross margin for debit operations improved significantly in the first half of 2000, compared to the first half of 1999. The first half of 1999 was negatively impacted by the termination of the Company's relationship with SmarTalk, in December 1998. As a result of this termination, during most of fiscal 1999 the Company had a significant gap between lines under contract with carriers and such carriers' lines that were active with customers, resulting in higher than normal carrier access charges during that period. Gross margin for the first half of 2000 was negatively impacted by a per minute rate reduction offered to customers. Effective mid-December 1999, the Company reduced its prepaid cellular rate from $.79 per minute to rates as low as $.39 per minute, depending on the denomination of the debit card redeemed. The negative impact on gross margin of the price decrease is expected to be offset by increased usage by customers and by continued reductions in carrier charges.

Gross margin for the portable cellular rental operations increased slightly in the first half of 2000, compared to the first half of 1999, due to lower carrier charges. Gross margin for the activation operations decreased in the first half of 2000, compared to the first half of 1999, due to the national MOVE program representing all of the activation revenues in 2000, compared to 64% in 1999. The MOVE program historically has had lower gross margins than the Connecticut activation program.

Selling, General & Administrative Expenses

Selling, general and administrative expenses (SG&A) were $11,443,000 for the first half of 2000, compared to $9,672,000 for the first half of 1999, an increase of $1,771,000 (18%). As a percentage of revenues, SG&A decreased to 64% for the first half of 2000, compared to 80% for the first half of 1999. The decrease, or improvement, was attributable to several factors. SG&A for the first half of 1999, as a percentage of revenues, were negatively impacted by SmarTalk. The Company added a new call center in Hartford and expanded its existing call center in St. Louis in the fourth quarter of 1998, in anticipation of the significant growth the Company expected from its SmarTalk relationship. As previously discussed, the significant growth did not occur. Consequently, SG&A, as a percentage of revenues, increased dramatically in the first half of 1999 compared to the corresponding period in the prior year. As revenues increased throughout the remainder of 1999 and the first half of 2000, the Company was able to improve, or reduce, SG&A as a percentage of revenues. The $1,771,000 increase in SG&A included $1,103,000 related to the services agreement with Retail Distributors, Inc. entered into in early 1999 and the balance was mainly attributable to additional personnel in the call centers to accommodate the additional call volume.

Bad Debt Expense

Bad debt expense was $399,000 for the first half of 2000, compared to $669,000 for the first half of 1999, a decrease of $270,000 (40%). As a percentage of revenues, bad debt expense decreased to 2% for the first half of 2000, compared to 6% for the first half of 1999. The decrease in bad debt expense for 2000, compared to 1999, was mainly due to an improvement in collection procedures in cellular phone rental operations. In addition, debit operations, which had dramatic revenue growth between the two periods compared to rental operations, historically has had lower bad debt expense than rental operations.

Interest Expense

Interest expense was $126,000 for the first half of 2000, compared to $249,000 for the first half of 1999. Interest expense for the first half of 2000 was mainly due to the Company's revolving credit facility with Citizens Bank of Massachusetts and debt from acquisitions made in the prior years. Interest expense for the first half of 1999 was mainly due to debt from acquisitions made in prior years, debt to the Company's former parent, and debt financing completed in May 1998. In February 1999, the Company used a portion of the $15 million private equity placement proceeds to repay $1,411,000 of the debt to its former parent debt and approximately $4 million of the May 1998 debt.

Preferred Stock Dividend

Preferred stock dividends were $529,000 for the first half of 2000, compared to $4,381,000 for the first half of 1999. Preferred stock dividends for the first half of 2000 represented the 6% premium on the outstanding Series C and D Shares. As of June 30, 2000, approximately 49% of the Series C

Shares had been converted into Common Shares. Preferred stock dividends for the first half of 1999 represented the 6% premium on the Series C Shares and the $4,018,000 beneficial conversion feature associated with the Series C Shares. In accordance with Emerging Issues Task Force Topic D-60, the Company recognized a beneficial conversion feature as a one-time non-cash preferred stock dividend. The amount represented the difference between the conversion price of $7 per share at the date of the issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of the Common Stock at that date.

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

Revenues for the second quarter of 2000 were $8,185,000, compared to $6,461,000 for the second quarter of 1999, an increase of $1,724,000 (27%). The net loss applicable to Common Stock for 2000 was $4,807,000, compared to $3,808,000 for 1999. The net loss per Common Stock was $0.47 for the second quarter of 2000, compared to $0.49 for the second quarter of 1999.

Revenues

In the second quarter, the Company's debit operations had revenues of $5,284,000 for 2000, compared to $2,874,000 for 1999. The increase in revenues of $2,410,000 (84%) was due to the growth of the private label program, which is co-branded with MCI WorldCom and the Company's CellEase brand name.

In the second quarter, the Company's cellular telephone rental operations had revenues of $2,815,000 for 2000, compared to $3,313,000 for 1999. The decrease of $498,000 (15%) was attributable to a drop of 22% in the number of rentals, partially offset by an increase in the average revenue per rental to $131 for 2000, from $120 for 1999. During the first half of 1999, the Company ran various special promotions, such as "first 10 minutes free", which increased the number of rentals, but also reduced the revenue per rental.

In the second quarter, the Company's cellular activation operations had revenues of $86,000 for 2000, compared to $274,000 for 1999. The decrease of $188,000
(68%) was partially attributable to the loss of revenues from the Connecticut activation location, which had revenues of $89,000 in the first half of 1999 and was closed in November 1999. The balance of the decrease was related to the MOVE activation program, which the Company discontinued in the second quarter of 2000.

Gross Margin

In the second quarter, gross margin was 15% of revenues for 2000, compared to 25% for 1999. The decrease in gross margin was mainly due to a change in the revenue mix, with debit revenues significantly surpassing rental revenues. The following table summarizes the revenues by segment and the corresponding gross margins for the two periods:

                                 2000                           1999
                        Revenues      Gross margin     Revenues      Gross margin
Debit                      65%           (12%)            45%           (19%)
Rental                     34%            66%             51%            63%
Activation                  1%            29%              4%            38%
                          100%            15%            100%            25%


In the second quarter, gross margin for the debit operations was negatively impacted by the per minute rate reduction previously discussed and by debit phones sales subsidies to stimulate sales during the historically slow summer months. The gross margin for the portable cellular rental operations improved due to lower carrier charges. The gross margin for the activation operations decreased due to the national MOVE program making up a larger portion of the activation revenues. The MOVE program historically has had lower gross margins than the Connecticut activation program.

Selling, General & Administrative Expenses

In the second quarter, SG&A were $5,578,000 for 2000, compared to $4,869,000 for 1999, an increase of $709,000 (15%). As a percentage of revenues, SG&A decreased to 68% for 2000, compared to 75% for 1999. The decrease, or improvement, was mainly attributable to the combination of the significant growth in debit revenues together with better expense controls. The $709,000 increase in SG&A included $480,000 related to the services agreement with Retail Distributors, Inc. entered into in early 1999 and the balance was mainly attributable to additional personnel in the call centers to accommodate the additional call volume.

Bad Debt Expense

In the second quarter, bad debt expense was $191,000 for 2000, compared to $289,000 for 1999, a decrease of $98,000 (34%). As a percentage of revenues, bad debt expense decreased to 2% for 2000, compared to 4% for 1999. The decrease in bad debt expense was due to an improvement in collection procedures in cellular phone rental operations.

Interest Expense

In the second quarter, interest expense was $49,000 for 2000, compared to $55,000 for 1999. Interest expense for 2000 was mainly due to the Company's revolving credit facility with Citizens Bank of Massachusetts and debt from acquisitions made in the prior years. Interest expense for 1999 was mainly due to debt from acquisitions made in prior years, debt to the Company's former parent, and debt financing completed in May 1998.

Preferred Stock Dividend

In the second quarter, preferred stock dividends were $222,000 for 2000, compared to $227,000 for 1999. Preferred stock dividends for 2000 represented the 6% premium on the outstanding Series C and D Shares. Preferred stock dividends for 1999 represented the 6% premium on the outstanding Series C Shares.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $16,014,000 at June 30, 2000, compared to a deficit of $8,248,000 at December 31, 1999. Stockholders' deficit at June 30, 2000 was $23,444,000, compared to a deficit of $22,483,000 at December 31, 1999.

Net cash used in operations for the six-month period ended June 30, 2000 was $1,637,000. This was mainly due to the operating loss for the period, offset by a $3,139,000 increase in accounts payable and other current liabilities as the Company delayed the payment to vendors beyond the normal 30 day terms, a $1,113,000 decrease in receivables, and a $612,000 reduction in the debit cellular phones inventory. For the six-month period ended June 30, 1999 net cash used in operations was $8,752,000. This was primarily due to the operating loss for the period.

Net cash used in investing activities for the six-month period ended June 30, 2000 was $111,000. This was mainly for the purchase of computers and related accessories. For the six-month period ended June 30, 1999, net cash used in investing activities was $189,000. This was mainly attributable to the purchase of computer equipment to handle the CellEase program.

During the six-month period ended June 30, 2000, the Company received $120,000 from the exercise of 24,000 warrants. The Company also borrowed $549,000 under its revolving credit facility with Citizens Bank of Massachusetts. The Company continued to make required payments on its existing debt. For the six-month period ended June 30, 1999, the Company raised $14,506,000, net of expenses, in a private equity placement. The Company used a portion of the proceeds to repay the debt owed to its former parent and approximately $4,000,000 of a debt-financing package that was completed in May 1998. In addition, approximately 275,000 warrants were exercised, raising another $1,200,000.

Cash requirements for the foreseeable future will include funds needed to sustain operations and for existing obligations. Management believes that an infusion of cash from debt or equity financing is required. In August 2000, the Company raised approximately $2.7 million through a private placement of equity. See "Note 11. Subsequent Events" for a detailed description. The Company is currently in discussions with various financial institutions to raise the additional funding the Company believes is required. Pursuant to the August 2000 amendment to the Company's credit facility with Citizens Bank of Massachusetts, the Company has committed to raise a total of $5,000,000 of such funding by August 31, 2000. The Company is also seeking other opportunities to improve operations through strategic business alliances.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on June 28, 2000. A total of 5,408,047 votes were cast, out of a total of 10,556,620 potential votes. The following proposals were adopted by the margins indicated:

1. To elect the following directors:


                                       NUMBER OF SHARES
             Director                  FOR           WITHHELD
        Anthony D. Autorino         5,268,422        139,625
        David L. Bogue              5,268,422        139,625
        Bruce Carswell              5,268,422        139,625
        Thomas H. Decker            5,268,422        139,625
        William A. DiBella          5,268,422        139,625
        Vincent DiVincenzo          5,268,422        139,625
        Ajit G. Hutheesing          5,268,422        139,625
        Nicholas E. Sinacori        5,268,422        139,625


2. To approve an amendment to the Company's Second Restated Certificate of Incorporation to increase the authorized shares of the Company's Common Stock from 20 million to 30 million shares.


        For                    5,330,537
        Against                   74,510
        Abstain                    3,000

3. To approve an amendment to the 1994 Stock Option Plan to increase the number of shares of the Company's Common Stock available for awards from 1,325,000 to 2,250,000 shares.


        For                   5,283,611
        Against                 121,770
        Abstain                   2,666



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)     EXHIBITS

3.(i) Certificate of Amendment of Certificate of Incorporation, dated June 30, 2000.

4.1 Third Amendment to Loan Agreement by and between the Company and Citizens Bank of Massachusetts dated August 8, 2000.

27.     Financial Data Schedule (filed only electronically with the SEC)

(B)     REPORTS ON FORM 8-K

        On July 31, 2000, the Company filed a report on Form 8-K, Item 5, concerning the Company's notification by The Nasdaq Stock Market, Inc. that beginning July 31, 2000, its common stock was no longer listed on The Nasdaq Stock Market due to the Company's failure to satisfy the minimum $50,000,000 market capitalization requirement for continued listing on The Nasdaq National Market or the minimum $35,000,000 market capitalization requirement for listing on The Nasdaq SmallCap Market. The Company's common stock was transferred to the OTC Bulletin Board System, and the shares began trading in this system beginning on July 31, 2000 under the "STCL" symbol.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                         SHARED TECHNOLOGIES CELLULAR, INC.



Date:   August 13, 2000                  By:    /s/ Vincent DiVincenzo
                                                Vincent DiVincenzo
                                                Chief Financial Officer
                                                (Chief Accounting Officer and
                                                Duly Authorized Officer)