Form 10-Q
period 2000-09-30
SHARED TECHNOLOGIES CELLULAR INC
filed 2000-11-14
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________

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

                                                              Yes [X]     No [ ]

As of November 10, 2000, there were 13,811000 shares outstanding of the registrant's Common Stock, $.01 par value

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART 1  FINANCIAL INFORMATION                                                                       PAGE
  Item 1.  Financial Statements (Unaudited).

           Report of Independent Public Accountants                                                   3

           Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999                                                                          4

           Consolidated Statements of Operations for the Nine Months Ended
           September 30, 2000 and 1999                                                                5

           Consolidated Statements of Operations for the Three Months Ended
           September 30, 2000 and 1999                                                                6

           Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999                                                               7-8

           Notes to Consolidated Financial Statements                                               9-12

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                                              13-19

PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                                        20

  Item 2.  Changes in Securities and Use of Proceeds.                                                20

  Item 6.  Exhibits and Reports on Form 8-K.                                                         20


SIGNATURE                                                                                            21

                        Independent Accountants' Report


To the Shareholders and Board of Directors of Shared Technologies Cellular, Inc.

We have reviewed the accompanying consolidated balance sheet and statements of operations and cash flows of Shared Technologies Cellular, Inc. and Subsidiaries as of September 30, 2000, and for the three-month and nine-month periods then ended. These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 9, certain conditions indicate that the Company may be unable to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Roseland, New Jersey                      /s/ Rothstein, Kass & Company, P.C.
November 6, 2000

ITEM 1.  FINANCIAL STATEMENTS

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                            September 30, 2000    December 31, 1999
                                                                            -------------------   -----------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                             $   512,000         $ 1,635,000
  Accounts receivable, less allowance for doubtful accounts
      of $644,000 and $495,000 in 2000 and 1999                                      1,895,000           3,612,000
  Carrier commissions receivable, net                                                  110,000             178,000
  Inventories                                                                        1,031,000           2,316,000
  Prepaid expenses and other current assets                                          3,413,000           4,526,000
                                                                            -------------------   -----------------

              Total current assets                                                   6,961,000          12,267,000
                                                                            -------------------   -----------------

TELECOMMUNICATIONS AND OFFICE EQUIPMENT, NET                                         1,213,000           1,514,000
                                                                            -------------------   -----------------

OTHER ASSETS:
   Intangible assets, net                                                            5,822,000           6,289,000
   Deposits and other                                                                  617,000           1,515,000
                                                                            -------------------   -----------------

              Total other assets                                                     6,439,000           7,804,000
                                                                            -------------------   -----------------

                                                                                   $14,613,000         $21,585,000
                                                                            ===================   =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt                                                   $331,000            $535,000
  Accounts payable                                                                   9,163,000           8,580,000
  Accrued expenses and other current liabilities                                     9,247,000           7,045,000
  Deferred revenues                                                                  4,822,000           4,355,000
                                                                            -------------------   -----------------

              Total current liabilities                                             23,563,000          20,515,000
                                                                            -------------------   -----------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                   541,000           2,492,000
                                                                            -------------------   -----------------

REDEEMABLE PUT WARRANT                                                                 200,000             200,000
                                                                            -------------------   -----------------

SERIES C AND D REDEEMABLE PREFERRED STOCK,  issued and
     outstanding 7,800 shares in 2000 and 20,100 shares in 1999                      8,531,000          20,861,000
                                                                            -------------------   -----------------

STOCKHOLDERS' DEFICIT:
   Preferred Stock, $.01 par value, authorized 5,000,000 shares
      Common Stock, $.01 par value, authorized 30,000,000 shares, issued and outstanding 13,797,000 shares in 2000
      and 8,452,000 in 1999                                                            138,000              85,000
  Capital in excess of par value                                                    46,388,000          28,437,000
  Accumulated deficit                                                              (64,748,000)        (51,005,000)
                                                                            -------------------   -----------------

              Total stockholders' deficit                                          (18,222,000)        (22,483,000)
                                                                            -------------------   -----------------

                                                                                   $14,613,000         $21,585,000
                                                                            ===================   =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Nine Months Ended September 30,

                                                                                2000             1999
                                                                            -------------   -------------
REVENUES                                                                     $26,236,000     $19,975,000

COST OF REVENUES                                                              22,056,000      15,052,000
                                                                            -------------   -------------

GROSS MARGIN                                                                   4,180,000       4,923,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                  16,462,000      14,931,000

BAD DEBT EXPENSE                                                                 583,000         906,000
                                                                            -------------   -------------
LOSS FROM OPERATIONS                                                         (12,865,000)    (10,914,000)

INTEREST EXPENSE, NET                                                           (181,000)       (424,000)
                                                                            -------------   -------------

LOSS BEFORE INCOME TAXES                                                     (13,046,000)    (11,338,000)

INCOME TAXES                                                                      (8,000)         (7,000)
                                                                            -------------   -------------
NET LOSS                                                                     (13,054,000)    (11,345,000)

PREFERRED STOCK DIVIDENDS                                                       (689,000)     (4,614,000)
                                                                            -------------   -------------

NET LOSS APPLICABLE TO COMMON STOCK                                         ($13,743,000)   ($15,959,000)
                                                                            =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE                                            ($1.31)         ($2.04)
                                                                            =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                          10,501,000       7,839,000
                                                                            =============   =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30,

                                                                       2000           1999
                                                                   ------------   ------------
REVENUES                                                            $8,307,000     $7,893,000
COST OF REVENUES                                                     7,027,000      5,631,000
                                                                   ------------   ------------

GROSS MARGIN                                                         1,280,000      2,262,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         5,019,000      5,259,000

BAD DEBT EXPENSE                                                       184,000        237,000
                                                                   ------------   ------------
LOSS FROM OPERATIONS                                                (3,923,000)    (3,234,000)

INTEREST EXPENSE, NET                                                  (55,000)      (175,000)
                                                                   ------------   ------------

LOSS BEFORE INCOME TAXES                                            (3,978,000)    (3,409,000)

INCOME TAXES                                                            (3,000)             0
                                                                   ------------   ------------
NET LOSS                                                            (3,981,000)    (3,409,000)

PREFERRED STOCK DIVIDENDS                                             (160,000)      (233,000)
                                                                   ------------   ------------

NET LOSS APPLICABLE TO COMMON STOCK                                ($4,141,000)   ($3,642,000)
                                                                   ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE                                 ($0.33)        ($0.45)
                                                                   ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                12,375,000      8,148,000
                                                                   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30,

                                                                      2000             1999
                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss, before preferred stock dividend                      ($13,054,000)    ($11,345,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities;
        Accretion of interest                                          72,000           42,000
        Depreciation and amortization                               2,872,000        1,010,000
        Common stock issued for compensation
        and services                                                  218,000          129,000
        Change in assets and liabilities:
           Accounts receivable                                      1,695,000       (2,190,000)
           Carrier commissions receivable                              68,000          584,000
           Inventories                                              1,285,000         (423,000)
           Prepaid expenses and other current assets                  (85,000)        (917,000)
           Accounts payable and other current liabilities           2,785,000        1,602,000
           Deferred revenues                                          467,000         (238,000)
                                                                 ------------     ------------
   NET CASH USED IN OPERATING ACTIVITIES                           (3,677,000)     (11,746,000)
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in deposits                                    127,000          (22,000)
   Purchases of equipment                                            (185,000)        (391,000)
                                                                 ------------     ------------
   NET CASH USED IN INVESTING ACTIVITIES                              (58,000)        (413,000)
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from financial facility                                       0        1,831,000
   Repayments of long-term debt and capital lease obligations        (455,000)      (4,282,000)
   Payments to former parent                                                0       (1,411,000)
   Proceeds from issuance of common and preferred stock             1,472,000       14,499,000
   Proceeds from exercise of warrants and options                   1,595,000        1,618,000
                                                                 ------------     ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                        2,612,000       12,255,000
                                                                 ------------     ------------

NET INCREASE (DECREASE) IN CASH                                    (1,123,000)          96,000

CASH, BEGINNING OF PERIOD                                           1,635,000          229,000
                                                                 ------------     ------------
CASH, END OF PERIOD                                              $    512,000     $    325,000
                                                                 ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Nine Months Ended September 30,

                                                                  2000           1999
                                                              -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                                                 $   213,000    $   516,000
                                                              ===========    ===========

     Income taxes                                             $     9,000    $     7,000
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Issuance of common stock in connection
with Services Agreement                                       $         0    $ 2,832,000
                                                              ===========    ===========

Issuance of warrants in connection with certain debt
instruments and preferred stock                               $         0    $   275,000
                                                              ===========    ===========

Redeemable preferred stock issued as preferred
stock dividends and beneficial conversion feature             $   689,000    $ 4,614,000
                                                              ===========    ===========

Conversion of convertible notes into common stock             $ 1,700,000    $   200,000
                                                              ===========    ===========

Conversion of redeemable preferred stock into common stock    $13,019,000    $   207,000
                                                              ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2000 (Unaudited)

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

3. REVENUE RECOGNITION. Debit, or prepaid, card revenue is recognized over the estimated period in which the Company provides debit cellular service to its customers. Customers purchase debit cellular service by buying debit cards at various national retailers and calling the Company to activate, or redeem, the debit cards. Customers may also call the Company directly to purchase debit cellular service. The Company gives the customer a series of numeric codes that are input into the customer's cellular phone that allow it to be activated for a specific number of minutes and days. The actual number of minutes will vary based upon the denomination of the card and the type of calls made (local or roaming). A typical debit card with a face value of $30 expires 60 days after redemption. However, the Company's experience indicates that most of the airtime is used within the first 30 days of redemption. Rental and activation revenues are recognized as the services are provided.

4. LOSS PER COMMON SHARE. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. Diluted loss per common share was the same as basic loss per common share for the three and nine-month periods ended September 30, 2000 and 1999 because all other securities would have been antidilutive as a result of the Company's losses.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist of the following at September 30, 2000 and December 31, 1999:

                                                      2000              1999
Prepaid consulting agreement                       $1,346,000        $2,492,000
Prepaid telephone line charges                        735,000           695,000
Prepaid access fees                                   366,000           672,000
Note receivable                                       500,000           500,000
Other                                                 466,000           167,000
                                                   ----------        ----------
                                                   $3,413,000        $4,526,000

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES. Accrued expenses and other current liabilities consist of the following at September 30, 2000 and December 31, 1999:

                                             2000              1999
Sales and other taxes                     $6,297,000        $5,512,000
Payroll and payroll taxes                    374,000           200,000
Commissions                                        0           178,000
Carrier usage                              1,790,000           672,000
Other                                        786,000           483,000
                                          ----------        ----------
                                          $9,247,000        $7,045,000

7. REVOLVING CREDIT FACILITY. In July 1999, as amended in August 2000, the Company entered into a $2,500,000 two-year revolving credit facility with Citizens Bank of Massachusetts. The availability of the credit facility is based on a percentage of eligible receivables and includes covenants requiring certain levels of debit customers and operating results through the term of the agreement. At September 30, 2000, the Company had no direct borrowings outstanding under the facility and had $775,000 in standby letters of credit to certain vendors that were collateralized by the credit facility. At September 30, 2000, the Company was not in compliance with certain loan covenants and had not asked for a waiver. The August 2000 amendment also modified the termination date of the credit facility to December 29, 2000.

8. LITIGATION. In January 1999, the Company filed a lawsuit against SmarTalk TeleServices, Inc. ("SmarTalk") and certain individuals in the U.S. District Court for the District of Connecticut. The Company's complaint includes allegations of breach of contract and fraud in connection with various agreements between SmarTalk and the Company. SmarTalk subsequently filed for federal bankruptcy protection. The Company's complaint seeks recovery of $25 million in damages, and the Company has filed a proof of claim with the bankruptcy court (U.S. Bankruptcy Court, District of Delaware) for $14.4 million. The Company intends to aggressively prosecute its claim, although due to SmarTalk's impaired financial condition and the number and value of claims from unsecured creditors, the amount of any recovery against SmarTalk is questionable. The Company may have some exposure to a preference claim with respect to approximately $847,000 in payments received by the Company from SmarTalk prior to its bankruptcy filing, although the Company intends to aggressively defend against any such claim.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

9. LIQUIDITY. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. An immediate infusion of cash from debt or equity financing is required to meet the Company's short-term and long-term liquidity requirements.

10. DELISTING OF THE COMPANY'S COMMON STOCK. On July 31, 2000, the Company was notified by The Nasdaq Stock Market, Inc. that beginning July 31, 2000, its common stock would no longer be listed on The Nasdaq Stock Market due to the Company's failure to satisfy the minimum $50,000,000 market capitalization requirement for continued listing on The Nasdaq National Market or the minimum $35,000,000 market capitalization requirement for listing on The Nasdaq SmallCap Market. The Company's common stock was transferred to the OTC Bulletin Board System on July 31, 2000 under the symbol: STCL.OB.

11. SEGMENT INFORMATION. Segment information listed below reflects the three principal business units of the Company. Each segment is managed according to the products that are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM uses segment information relating to the operations of each segment. However, a segment balance sheet is not prepared or used by the CODM.

Operating segment information for the nine-month periods ended September 30, 2000 and 1999 is summarized as follows:

                            Debit           Rental        Activation      Corporate       Consolidated
2000
Revenues                $ 17,873,000     $  8,147,000    $    216,000                     $ 26,236,000
                        ------------     ------------    ------------                     ------------

Income (loss) before
  income taxes          $ (9,655,000)    $    756,000    $     22,000    $ (4,169,000)    $(13,046,000)
                        ------------     ------------    ------------    ------------     ------------

                            Debit           Rental        Activation      Corporate       Consolidated
1999
Revenues                $  9,212,000     $  9,902,000    $    861,000                     $ 19,975,000
                        ------------     ------------    ------------                     ------------

Income (loss) before
  income taxes          $ (7,391,000)    $    558,000    $    (16,000)   $ (4,489,000)    $(11,338,000)
                        ------------     ------------    ------------    ------------     ------------

Operating segment information for the three-month periods ended September 30, 2000 and 1999 is summarized as follows:

                              Debit            Rental       Activation    Corporate       Consolidated
2000
   Revenues                 $ 5,566,000     $ 2,737,000    $     4,000                    $ 8,307,000
                            -----------     -----------    -----------                    -----------

   Income (loss) before
     income taxes           $(3,086,000)    $   459,000    $     1,000    $(1,352,000)    $(3,978,000)
                            -----------     -----------    -----------    -----------     -----------

                              Debit            Rental       Activation    Corporate       Consolidated
1999
   Revenues                 $ 4,117,000     $ 3,459,000    $   317,000                    $ 7,893,000
                            -----------     -----------    -----------                    -----------

   Income (loss) before
     income taxes           $(2,112,000)    $   319,000    $     5,000    $(1,621,000)    $(3,409,000)
                            -----------     -----------    -----------    -----------     -----------

12. SUBSEQUENT EVENTS. On September 7, 2000, the Company announced its entry into a letter of intent with SATX, Inc. contemplating the acquisition of the Company by SATX through a merger of the two companies. As of the date of this filing, a definitive plan and agreement of merger has been substantially negotiated but not yet executed. Furthermore, while SATX diligently and actively continues to pursue the necessary financing for the proposed transaction, it has not yet obtained such financing. Accordingly, there can be no assurance that the proposed transaction will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

Revenues for the first nine months of 2000 were $26,236,000, compared to $19,975,000 for the first nine months of 1999, an increase of $6,261,000 or 31%. The net loss applicable to Common Stock for 2000 was $13,743,000, or $1.31 per share, compared to $15,959,000, or $2.04 per share, for 1999. The net loss applicable to Common Stock for 1999 included a one-time non-cash preferred stock dividend of $4,018,000, $.52 per share, attributable to the beneficial conversion feature in connection with the Company's issuance of its Series C Convertible Preferred Stock, in February 1999.

Revenues

Debit, or prepaid, operations had revenues of $17,873,000 for the first nine months of 2000, compared to $9,212,000 for the first nine months of 1999. The increase in revenues of $8,661,000 (94%) was due to the continued growth of the private label program, which is co-branded with MCI WorldCom and the Company's CellEase brand name. In February 1999, the Company signed an agreement with MCI WorldCom for the retail distribution of the Company's prepaid cellular services under the MCI WorldCom brand name, utilizing MCI WorldCom's extensive network of retail distribution locations. Subsequently, the Company worked closely with MCI WorldCom to significantly increase its number of prepaid cellular customers. Debit revenues for the first nine months of 2000 also included the sale of approximately 77,000 prepaid cellular phones for $3,543,000, compared to the sale of approximately 31,000 prepaid cellular phones for $2,170,000, in the first nine months of 1999. Fiscal 1999 debit revenues were negatively impacted by the Company's termination of its relationship with SmarTalk TeleServices, Inc. ("SmarTalk") in December 1998 (see "Legal Proceedings"). Throughout the first half of 1999, the Company's prepaid cellular customer base deteriorated, as customers were unable to purchase debit cards from retailers previously associated with SmarTalk.

The Company's cellular telephone rental operations had revenues of $8,147,000 for the first nine months of 2000, compared to $9,902,000 for the first nine months of 1999. The decrease of $1,755,000 (18%) was attributable to a drop of 27% in the number of rental agreements to 83,000, partially offset with an increase in the average revenue per rental agreement to $134 for 2000, from $119 for 1999. The decrease in the number of rentals is due to several factors. During the first half of 2000, the Company converted its cellular phone inventory to a Nextel product, which required a partial reallocation of sales resources. In addition, during the second quarter of 2000, one of the Company's car rental partners decided to discontinue offering cellular telephone rentals.

The Company's cellular activation operations had revenues of $216,000 for the first nine months of 2000, compared to $861,000 for the first nine months of 1999. The decrease of $645,000 (75%) was mainly attributable to the loss of revenues from the Connecticut activation location, which had revenues of $277,000 in the first nine months of 1999 and was closed in November 1999. The balance of the decrease in revenues was attributable to the de-emphasis on activations related to the MOVE program, such program was discontinued in the second quarter of 2000. The MOVE program provided cellular service activations for customers who move from one cellular market to another.

Gross Margin

Gross margin was 16% of revenues for the first nine months of 2000, compared to 25% for the first nine months of 1999. The decrease in gross margin was mainly due to a change in the revenue mix, with debit revenues significantly surpassing rental revenues, and the improvement of gross margin for debit operations. The following table summarizes the change in the revenue mix and the corresponding gross margins for the two periods:

                           2000                           1999
                  Revenues      Gross margin     Revenues      Gross margin
Debit                 68%            (6%)            46%           (15%)
Rental                31%            64%             50%            60%
Activation             1%            31%              4%            35%
                     100%            16%            100%            25%

Gross margin for debit operations improved significantly in the first nine months of 2000, compared to the first nine months of 1999. 1999 was negatively impacted by the termination of the Company's relationship with SmarTalk, in December 1998. As a result of this termination, during most of fiscal 1999 the Company had a significant gap between lines under contract with carriers and such carriers' lines that were active with customers, resulting in higher than normal carrier access charges during that period. Gross margin for the first nine months of 2000 was negatively impacted by a per minute rate reduction offered to customers. Effective mid-December 1999, the Company reduced its prepaid cellular rate from $.79 per minute to rates as low as $.39 per minute, depending on the denomination of the debit card redeemed. The negative impact on gross margin of the price decrease is expected to be offset by increased usage by customers and by continued reductions in carrier charges. The Company is currently working with its various carriers to significantly reduce line charges. Gross margin for 2000 was also negatively impacted by subsidies offered by the Company on the sale of prepaid cellular phones.

Gross margin for the portable cellular rental operations increased slightly in the first nine months of 2000, compared to the first nine months of 1999, due to lower carrier charges. Gross margin for the activation operations decreased in the first nine months of 2000, compared to the first nine months of 1999, due to the national MOVE program representing all of the activation revenues in 2000, compared to 64% in 1999. The MOVE program historically has had lower gross margins than the Connecticut activation program.

Selling, General & Administrative Expenses

Selling, general and administrative expenses (SG&A) were $16,462,000 for the first nine months of 2000, compared to $14,931,000 for the first nine months of 1999, an increase of $1,531,000 (10%). The $1,531,000 increase in SG&A included $1,529,000 related to the services agreement with Retail Distributors, Inc. entered into in early 1999. The services agreement, as amended, was valued at approximately $5.5 million and is being amortized over the life of the services agreement. As a percentage of revenues, SG&A decreased to 63% for the first nine months of 2000, compared to 75% for the first nine months of 1999. Excluding the charge related to the services agreement, SG&A decreased to 54% of revenues for the first nine months of 2000, compared to 71% of revenues for the first nine months of 1999. The decrease, or improvement, was attributable to several factors. SG&A for the first nine months of 1999, as a percentage of revenues, were negatively impacted by SmarTalk. The Company added a new call center in Hartford and expanded its existing call center in St. Louis in the fourth quarter of 1998, in anticipation of the significant growth the Company expected from its SmarTalk relationship. As previously discussed, the significant growth did not occur. Consequently, SG&A, as a percentage of revenues, increased dramatically in 1999 compared to the prior year. As revenues increased through the latter part of 1999 and the first nine months of 2000, the Company was able to improve, or reduce, SG&A as a percentage of revenues. Early in the third quarter of 2000, the Company implemented a 10% SG&A cost reduction and anticipates implementing a slightly larger cost reduction in the fourth quarter of 2000. The combination of both cost reductions is expected to reduce SG&A by approximately $400,000 (14%) per month.

Bad Debt Expense

Bad debt expense was $583,000 for the first nine months of 2000, compared to $906,000 for the first nine months of 1999, a decrease of $323,000 (36%). As a percentage of revenues, bad debt expense decreased to 2% for the first nine months of 2000, compared to 5% for the first nine months of 1999. The decrease in bad debt expense for 2000, compared to 1999, was mainly due to an improvement in collection procedures in cellular phone rental operations. In addition, debit operations, which had dramatic revenue growth between the two periods compared to rental operations, historically has had lower bad debt expense than rental operations.

Interest Expense

Interest expense was $181,000 for the first nine months of 2000, compared to $424,000 for the first nine months of 1999. Interest expense for the first nine months of 2000 was mainly due to the Company's revolving credit facility with Citizens Bank of Massachusetts and debt from acquisitions made in the prior years. Interest expense for the first nine months of 1999 was mainly due to debt from acquisitions made in prior years, debt to the Company's former parent, and debt financing completed in May 1998. In February 1999, the Company used a portion of the $15 million private equity placement proceeds to repay $1,411,000 of the debt to its former parent debt and approximately $4 million of the May 1998 debt.

Preferred Stock Dividend

Preferred stock dividends were $689,000 for the first nine months of 2000, compared to $4,614,000 for the first nine months of 1999. Preferred stock dividends for the first nine months of 2000 represented the 6% premium on the outstanding Series C and D Shares. As of September 30, 2000, approximately 49% of the Series C Shares and 98% of the Series D Shares had been converted into Common Shares. Preferred stock dividends for the first nine months of 1999 represented the 6% premium on the Series C Shares and the $4,018,000 beneficial conversion feature associated with the Series C Shares. In accordance with Emerging Issues Task Force Topic D-60, the Company recognized a beneficial conversion feature as a one-time non-cash preferred stock dividend. The amount represented the difference between the conversion price of $7 per share at the date of the issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of the Common Stock at that date.

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

Revenues for the third quarter of 2000 were $8,307,000, compared to $7,893,000 for the third quarter of 1999, an increase of $414,000 (5%). The net loss applicable to Common Stock for 2000 was $4,141,000, compared to $3,642,000 for 1999. The net loss per Common Stock was $0.33 for the third quarter of 2000, compared to $0.45 for the third quarter of 1999.

Revenues

In the third quarter, the Company's debit operations had revenues of $5,566,000 for 2000, compared to $4,117,000 for 1999. The increase in revenues of $1,449,000 (35%) was due to the growth of the private label program, which is co-branded with MCI WorldCom and the Company's CellEase brand name.

In the third quarter, the Company's cellular telephone rental operations had revenues of $2,737,000 for 2000, compared to $3,459,000 for 1999. The decrease of $722,000 (21%) was attributable to a drop of 35% in the number of rentals, partially offset by an increase in the average revenue per rental to $154 for 2000, from $126 for 1999. The decrease in the number of rentals is due to several factors. During the first half of 2000, the Company converted its cellular phone inventory to a Nextel product, which required a partial reallocation of sales resources. In addition, during the second quarter of 2000, one of the Company's car rental partners decided to discontinue offering cellular telephone rentals.

In the third quarter, the Company's cellular activation operations had revenues of $4,000 for 2000, compared to $317,000 for 1999. The decrease was attributable to the closure in November 1999 of the Connecticut activation location and the discontinuation of the MOVE activation program in the second quarter of 2000.

Gross Margin

In the third quarter, gross margin was 15% of revenues for 2000, compared to 29% for 1999. The decrease in gross margin was mainly due to a change in the revenue mix, with debit revenues significantly surpassing rental revenues. The following table summarizes the revenues by segment and the corresponding gross margins for the two periods:

                            2000                           1999
                   Revenues      Gross margin     Revenues      Gross margin
Debit                 67%            (9%)            52%             2%
Rental                33%            65%             44%            60%
Activation             0%            47%              4%            28%
                     100%            15%            100%            29%

In the third quarter, gross margin for the debit operations was negatively impacted by the per minute rate reduction previously discussed and by debit phones sales subsidies offered by the Company. The gross margin for the portable cellular rental operations improved due to lower carrier charges.

Selling, General & Administrative Expenses

In the third quarter, SG&A were $5,019,000 for 2000, compared to $5,259,000 for 1999, a decrease of $240,000 (5%). Included in SG&A for 2000 is $773,000,
compared to $300,000 for 1999, related to the services agreement with Retail Distributors, Inc., as previously discussed. As a percentage of revenues, SG&A decreased to 60% for 2000, compared to 67% for 1999. Excluding the charge related to the services agreement, SG&A decreased to 51% of revenues for 2000, compared to 63% of revenues for 1999. The decrease, or improvement, was mainly attributable to the combination of the significant growth in debit revenues together with a 10% cost reduction initiated in the beginning of the third quarter.

Bad Debt Expense

In the third quarter, bad debt expense was $184,000 for 2000, compared to $237,000 for 1999, a decrease of $53,000 (23%). As a percentage of revenues, bad debt expense decreased to 2% for 2000, compared to 3% for 1999. The decrease in bad debt expense was due to an improvement in collection procedures in cellular phone rental operations.

Interest Expense

In the third quarter, interest expense was $55,000 for 2000, compared to $175,000 for 1999. Interest expense for 2000 was mainly due to the Company's revolving credit facility with Citizens Bank of Massachusetts and debt from acquisitions made in the prior years. Interest expense for 1999 was mainly due to the revolving credit facility, debt from acquisitions made in prior years, and debt financing completed in May 1998.

Preferred Stock Dividend

In the third quarter, preferred stock dividends were $160,000 for 2000, compared to $233,000 for 1999. Preferred stock dividends for 2000 represented the 6% premium on the outstanding Series C and D Shares. Preferred stock dividends for 1999 represented the 6% premium on the outstanding Series C Shares.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $16,602,000 at September 30, 2000, compared to a deficit of $8,248,000 at December 31, 1999. Stockholders' deficit at September 30, 2000 was $18,222,000, compared to a deficit of $22,483,000 at December 31, 1999.

Net cash used in operations for the nine-month period ended September 30, 2000 was $3,677,000. This was mainly due to the operating loss for the period, offset by a $2,785,000 increase in accounts payable and other current liabilities as the Company delayed the payment to vendors beyond normal terms, a $1,650,000 decrease in debit operations receivables, and a $1,285,000 reduction in the debit cellular phones inventory. For the nine-month period ended September 30, 1999 net cash used in operations was $11,746,000. This was mainly due to the operating loss for the period and approximately $2,938,000 in additional accounts receivable from the Company's CellEase distributors, partially offset by an $807,000 decrease in cellular rental receivables and an increase in accounts payable.

Net cash used in investing activities for the nine-month period ended September 30, 2000 was $58,000. This was mainly for the purchase of Nextel cellular phones, computer equipment and related accessories, partially offset by a reduction in deposits. For the nine-month period ended September 30, 1999, net cash used in investing activities was $413,000. This was mainly attributable to the purchase of computer equipment and related accessories to handle the CellEase program.

During the nine-month period ended September 30, 2000, the Company raised $2,947,000, net of expenses, through a private placement of equity with various investors. Such financing included the exchange of certain outstanding shares of Series D Convertible Preferred Stock for Common Stock, in conjunction with the purchase of new shares of Common Stock by such Series D holders, as well as the exercise of certain outstanding warrants for Common Stock (see "Item 2. Changes in Securities and Use of Proceeds" for a detailed discussion). In addition, the Company received $120,000 from the exercise of 24,000 unrelated warrants. The Company continued to make required payments on its existing debt. For the nine-month period ended September 30, 1999, the Company raised $14,466,000, net of expenses, in a private equity placement. The Company used a portion of the proceeds to repay the debt owed to its former parent and approximately $4,000,000 of a debt-financing package that was completed in May 1998. In addition, approximately 355,000 warrants and options were exercised, raising another $1,618,000.

The Company has suffered significant losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. An immediate infusion of cash from debt or equity financing is required to meet the Company's short-term and long-term liquidity requirements.


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

The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In August 2000, the Company raised $2,975,000 through a private placement of equity with various investors. Such financing included the exchange of certain outstanding shares of Series D Convertible Preferred Stock for Common Stock, in conjunction with the purchase of new shares of Common Stock by such Series D holders, as well as the exercise of certain outstanding warrants for Common Stock. The Company raised $1,500,000 with the sale of 600,000 new shares of Common Stock and the exchange of 6,000 shares of Series D Convertible Preferred Stock into 1,577,000 shares of Common Stock. An additional $1,500,000 was raised through the exercise of 1,008,000 warrants into Common Stock. The proceeds were used to meet working capital requirements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

27.      Financial Data Schedule (filed only electronically with the SEC)

(b)      REPORTS ON FORM 8-K

         On July 31, 2000, the Company filed a report on Form 8-K, Item 5, concerning the Company's notification by The Nasdaq Stock Market, Inc. that beginning July 31, 2000, its common stock would no longer be listed on The Nasdaq Stock Market due to the Company's failure to satisfy the minimum $50,000,000 market capitalization requirement for continued listing on The Nasdaq National Market or the minimum $35,000,000 market capitalization requirement for listing on The Nasdaq SmallCap Market. The Company's common stock was transferred to the OTC Bulletin Board System on July 31, 2000 under the symbol: STCL.OB.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                        SHARED TECHNOLOGIES CELLULAR, INC.



Date:    November 13, 2000              By: /s/ Vincent DiVincenzo
                                                Vincent DiVincenzo
                                                Chief Financial Officer
                                                (Chief Accounting Officer and
                                                Duly Authorized Officer)