Form 10-K
period 2000-12-31
SHARED TECHNOLOGIES CELLULAR INC
filed 2001-03-30
CIK 933583

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock held by nonaffiliates as of March 23, 2001 was approximately $915,000 based on the average of the closing bid and asked prices as reported on such date in the over-the-counter market.

As of March 23, 2001, there were 15,476,000 shares outstanding of the registrant's Common Stock, $.01 par value.

                                     PART I

ITEM 1.  BUSINESS.

(a) General Development of Business - Shared Technologies Cellular, Inc. ("STC" or the "Company"), a Delaware corporation incorporated in 1989, is a national telecommunications products and services provider. The Company offers prepaid wireless, Internet service and appliances, paging, long distance and local services through various national distribution channels. The Company also rents cellular telephones to business and leisure travelers and to individuals at special events. The rental program is primarily marketed to car rental customers nationwide under a STC/Nextel co-branding name. STC is capable of delivering cellular service to approximately 98% of the U.S. population, which allows customers from coast to coast to utilize the Company's cellular products and services, and activate these phones with a local cellular phone number.

Through the acquisitions of certain assets from Road and Show Cellular East, Inc., Road and Show South, Ltd. and Road and Show Pennsylvania, Inc. (collectively "Road and Show"), in December 1993, the Company obtained a national distribution network, including relationships with national car rental companies and hotels. As of December 31, 2000, the Company had approximately 3,000 cellular telephones available to rent at approximately 200 distribution outlets.

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

In December 1995, the Company sold its post-paid cellular resale business to SNET Mobility, Inc. The sale included the Company's customer accounts relating to the resale business and the corresponding accounts receivable, for approximately $1.1 million in cash.

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

In May 1998, the Company issued to nine investors through a private offering 5% convertible notes in the aggregate principal amount of $2,400,000 (the "Notes"). Purchasers of the Notes included an affiliate of ICP, International Capital Partners Profit Sharing Trust, which purchased a Note in the amount of $200,000. The Notes have a term of seven years and are convertible at any time at the option of the noteholder into shares of the Company's Common Stock at a rate of $5.00 per share, subject to certain antidilution adjustments. The Company has the right to force conversion of the Notes after three years, in the event that the Company's Common Stock trades at or above $10 per share for at least five consecutive trading days. $1,950,000 of such Notes were converted into 390,000 shares of Common Stock as of March 16, 2001.

In February 1999, the Company completed a $15 million private placement of 15,000 shares of Series C Convertible Preferred Stock ("Series C Shares"). Each purchaser of the Series C Shares has the right, upon the occurrence of certain events, to require the Company to redeem all or any part of such purchaser's Series C Shares. Therefore, the Series C Shares have not been reflected in Stockholders' Deficit. The number of shares of Common Stock issuable upon the conversion of the Series C Shares includes a premium of 6%, per annum. The Company accounted for the premium of 6% as a preferred stock dividend. The Series C private placement also included Warrants to purchase an aggregate of 300,000 shares of Common Stock. The Warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the Warrants. In accordance with Emerging Issues Task Force Topic D-60, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in the first quarter of 1999. The amount represented the difference between the conversion price of $7 per share at the date of issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of Common Stock on that date. As of March 23, 2001, approximately 7,000 of such Series C Shares had been converted into 1,886,000 shares of Common Stock.

In July 1999, as amended in August 2000, the Company entered into a $2,500,000 revolving credit facility with Citizens Bank of Massachusetts ("Citizens"). The availability of the credit facility was based on a percentage of eligible receivables and includes covenants requiring certain levels of prepaid customers and operating results through the term of the agreement. At December 31, 2000, the Company had approximately $98,000 outstanding under the credit facility and had $575,000 in standby letters of credit to certain vendors that were collateralized by the credit facility. The August 2000 amendment also modified the termination date of the credit facility to December 29, 2000. In March 2001, the Company's Chairman and Chief Executive Officer, Anthony D. Autorino, assumed the position as the Company's primary lender from Citizens. Mr. Autorino subsequently assigned his rights and obligations under such loan to Mobile Investments, LLC ("Mobile"), which agreed to increase the facility to $5 million, subject to certain conditions (see Note 9 of the Notes to the Consolidated Financial Statements for a detailed discussion).

In July 1999, the Company completed the acquisition of all of the issued and outstanding capital stock of Retail Cellular, Inc. ("RCI"), for a purchase price of 150,000 shares of Common Stock. RCI became a wholly-owned subsidiary of the Company. The transaction enhanced the Company's sales capabilities, particularly in connection with the distribution of the Company's prepaid cellular services. The Company purchased RCI from Retail Distributors, Inc. ("RDI"), the chief executive officer and a principal stockholder of which is Victor Grillo, Sr., who was elected to the Company's Board of Directors on July 7, 1999 at the annual meeting of the Company's stockholders. As part of the acquisition transaction, the Company entered into a Services Agreement with RDI, pursuant to which RDI provides certain services relating to the marketing and distribution of the Company's prepaid cellular services. Pursuant to terms of the Services Agreement, which was retroactive to February 8, 1999, the Company paid RDI approximately $843,000 and issued to RDI 118,194 shares of Common Stock. Additional compensation, exclusive of expenses, is performance based, payable through the issuance of Common Stock purchase warrants. As of December 31, 2000, the Company had issued 275,000 Common Stock purchase warrants to RDI. The Common Stock purchase warrants were valued at $69,000 and the value was treated as a sales expense. Also, RCI entered into a Consulting Agreement with RDI, expiring June 30, 2001, pursuant to which RDI provides certain sales and marketing services. The Services Agreement and the Consulting Agreement, both as amended July 2000, include monthly payments to RDI through June 2001 that total $1,896,000. These transactions were all treated as a services agreement, and as such were expensed over the useful terms of the Agreements, which the Company determined was through December 31, 2000.

In October 1999, the Company completed a $6.1 million private placement of 6,100 shares of Series D Convertible Preferred Stock ("Series D Shares"). Each purchaser of the Series D Shares has the right, upon the occurrence of certain events, to require the Company to redeem all or any part of such purchaser's Series D Shares. Therefore, the Series D Shares have not been reflected in Stockholders' Deficit. The number of shares of Common Stock issuable upon the conversion of the Series D Shares includes a premium of 6%, per annum. The Company accounted for the premium of 6% as a preferred stock dividend. The Series D Shares private placement also included Warrants to purchase an aggregate of 122,000 shares of Common Stock. The Warrants were valued at $31,000 and the value was treated as a "discount" to the Series D Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the Warrants. As of March 23, 2001, 6,000 of such Series D Shares had been converted into 1,577,000 shares of Common Stock.

In August 2000, the Company raised $2,975,000 through a private placement of equity with various investors. Such financing included the exchange of certain outstanding shares of Series D Convertible Preferred Stock for Common Stock, in conjunction with the purchase of new shares of Common Stock by such Series D holders, as well as the exercise of certain outstanding warrants for Common Stock. The Company raised $1,500,000 with the sale of 600,000 new shares of Common Stock and the exchange of 6,000 shares of Series D Convertible Preferred Stock into 1,577,000 shares of Common Stock. An additional $1,475,000 was raised through the exercise of certain warrants into 1,008,000 shares of Common Stock. The proceeds were used to meet working capital requirements.

(b) Financial Information about Industry Segments - The Company is currently engaged in two industry segments within the telecommunications industry, providing a wide range of services including, prepaid cellular phone service and short-term cellular phone rentals. The response to this section of Item 1 is incorporated by reference to Note 19 of the Notes to the Consolidated Financial Statements, contained in Item 14(a) Financial Statements, below.

(c) Narrative Description of Business

         (1)(i) Products and Services

PREPAID SERVICES

The Company offers prepaid wireless, paging, long distance and local services through various national distribution channels. STC is capable of delivering cellular service to 98% of the U.S. population, which allows clients from coast to coast to utilize the Company's cellular products and services, and activate these phones with a local cellular phone number.

STC has created an innovative Nationwide Integrated Communications Program
(NICP). This turnkey program will allow Retailers to create a new prepaid "Communications" destination in their store locations, which will promote prepaid wireless, paging, Internet, long-distance, local and E-mail services at very competitive prices. Customers can allocate their purchase to various services (i.e. a $50 card could have $20 allocated to Internet and $30 to a cellular account).

With STC's "One card does it all(TM)" approach to managing communications expenses, the potential for each customer wanting or using several of these products dramatically increases. The present success of the prepaid cellular program only serves to reinforce customer demand for prepaid communications services. Most important, this total communication program is supported by STC's CellEase(R) 2000 Universal Platform, with back office facilities that handle activations, redemptions, customer service, reporting, fulfillment and account management.

STC's DIRECT TO RETAIL PROGRAM is marketed directly to retailers, regardless of their size or scope. Retailers can choose from different prepaid product/services, such as cellular, paging, long distance, Internet, and local access. The current programs include free minutes and do not require the purchase of a usage card to activate the phone or pager. This is a major benefit because the products become more attractive to the consumer because no investment beyond the purchase of the equipment is required. The Company's cellular rate plan (with rates as low as $0.39 per minute) makes it's cellular offering one of the most competitively priced prepaid programs available in the marketplace today. STC's national carrier contracts also enable customers to purchase this product from the retailer and activate the phone with a local phone number in any market they choose - making it an ideal gift offering.

STC's PRIVATE LABEL PROGRAM is primarily designed to meet the needs of various distribution partners. The program mimics the Direct to Retail programs with respect to the products and pricing, but allows these partners to promote their own brand recognition, without investing in the technology and human resources necessary to support the prepaid cellular offering.

STC, through its wholly-owned subsidiary CellEase.com, Inc., is primarily a business to business IT services company, providing back-office service bureau functions, advanced platform, and integrated e-commerce and direct marketing solutions to the telecommunications industry. Utilizing proprietary systems that were developed over several years, CellEase offers carriers and distribution partners an array of services, including: a universal prepaid redemption platform, IVR facilities, point-of-sale activation (POSA) card services, inter-carrier communications services and one-stop shopping, e-commerce and direct marketing programs that offer multiple telecommunications services.

CellEase's universal prepaid redemption platform is one of the most widely distributed payment system in the industry today. Offered under its own "CellEase Compatible" logo, the platform primarily serves cellular carriers, service providers and resellers. This innovative platform broadens and enhances their distribution channels for prepaid cellular, paging and other communications services without the need for additional investments on the part of the provider in technology, administration and back room operations. Participating providers should experience significant reductions in churn by offering their customer bases thousands of additional outlets for purchasing prepaid usage cards, thus strengthening their commitment to customer services, satisfaction and retention.

CELLULAR PHONE RENTALS

Responding to the need for individuals to stay in touch while traveling, the incompatibility of many cellular networks throughout the country, the high cost of roaming, and the increase in cellular fraud, STC began marketing cellular telephone rental services, primarily through car rental companies, in 1992.

The Company has agreements with The Hertz Corporation ("Hertz"), Budget Rent-a-Car Corporation and Avis Rent-A-Car System, Inc., as well as certain car rental company licensees, to offer its portable cellular telephones at car rental counters (primarily in airport terminals) in approximately 37 cities throughout the United States.

Customers typically rent STC phones to avoid the confusion (and cost) of multiple PINs, authentication, roaming access codes, and the other consequences of using a cellular phone outside one's home calling area. Added benefits of renting an STC cellular phone include access to an international calling platform and simplified billing for expense reimbursement to corporate users. Car rental companies see the cellular rental program as a value-added service that generates incremental revenue and provides a much-needed customer service.

While STC's national service footprint gives the Company a clear competitive advantage, the growing acceptance of PCS digital phones -- despite the coverage gaps that accompany them -- must be acknowledged as a potential threat to market share. Since business travelers represent that segment of the market that desires features such as paging, voice mail, caller ID, Internet access and speaker phone capabilities, and since most business travelers remain within 60 miles of a major metropolitan area, STC can strengthen its already dominant position in the rental market by offering such services directly. Accordingly, STC has become a national authorized representative for one of the premier providers of digital cellular services: Nextel Communications. The Company has upgraded its fleet of cellular rental phones to Nextel i1000 plus to better support the business traveler at the car rental locations which has also opened the door for incremental business directly to corporate groups through national meeting planners.

(iv)     PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS

The Company, through its wholly-owned subsidiary, The Cellular Hotline, Inc., holds a patent for point-of-sale programming of cellular phones that is utilized in connection with phone activations. In addition, the Company has certain technology licenses, including agreements with Telemac Corporation, US Intellicom, Boston Communications Group, and JRC International. "Shared Technologies Cellular" is a registered trademark that is owned by STFI. STC has a royalty-free license to use such mark for 15 years, which expires in 2010. The Company has registered the trademark "CellEase".

(v)      SEASONALITY

The Company has experienced a reduction of revenues from phone rentals in the winter months due to the reduction in business travel during the holiday season and inclement weather. The Company has experienced an increase in sales of prepaid cellular phones in the holiday season.

(vi)     WORKING CAPITAL

The Company has incurred cumulative losses of approximately $72,000,000 through December 31, 2000. The Company has funded its losses through borrowings from STFI, its former parent, through its initial public offering in April 1995, and various private placements of debt and equity. See Item 1(a) - "General Development of Business", "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Notes to Consolidated Financial Statements" herein.

(vii)    DEPENDENCE ON CERTAIN CUSTOMERS

Approximately 22%, 14% and 10% of the Company's revenues for 2000 were attributable to MCI WorldCom, Hertz and Home Shopping Network, respectively. The Company has good relationships with Hertz and Home Shopping Network. MCI WorldCom is no longer promoting the sale of prepaid cellular phones, but is distributing CellEase compatible prepaid cards. Nevertheless, the longevity of these relationships is generally subject to contractual termination provisions that are effective upon relatively short notice.

(viii)   BACKLOG

At any given time the Company maintains approximately 3,000 portable cellular telephones available for short-term rentals. Due to the varying utilization of the telephones, backlog information for the portable rental business cannot be quantified.

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

Other cellular providers in the prepaid market include: national carriers such as Sprint, Verizon, AT&T, SBC and local carriers and resellers. In addition, TracFone, a subsidiary of TelMex Telefonos de Mexico, is a nationwide provider of prepaid cellular telephones. They are marketed under the "TRACFONE" brand name. They state to be available in more than 30,000 retail locations across the U.S. Some of the major retailers they are in include Radio Shack, Kmart, Ames, Eckerd Drug and Circle K.

(xiii)   EMPLOYEES

As of March 23, 2001, the Company had 207 employees; 13 in management, 21 in administration, 41 in sales and service, 120 in clerical and 12 in technical positions. The Company's employees are not represented by a labor union. The Company believes its relations with its employees are satisfactory.

ITEM 2.     PROPERTIES.

The Company does not own any real estate and has no present plans to purchase any real estate. The Company's principal executive office is leased and is located at 100 Great Meadow Road, Suite 104, Wethersfield, Connecticut 06109.

The Company's executive office currently occupies approximately 19,000 square feet pursuant to a five-year lease agreement, as amended in July 1998, expiring in 2001 (the "Term"). The Company pays a monthly rent of approximately $30,000 during the remainder of the Term. The Company leases approximately 16,000 square feet pursuant to a five-year lease agreement, expiring in 2004, in Missouri for a call center. The Company pays a monthly rent of approximately $11,000 on this lease. The Company also leases approximately 12,000 square feet pursuant to a five-year lease agreement, expiring in 2002, in Connecticut for another call center. The Company pays a monthly rent of approximately $14,000 on this lease. In addition, the Company leases an aggregate of approximately 5,000 square feet in various locations nationwide for the purpose of direct sales by its sales force, for a total monthly rent of approximately $10,000. Each of the leased properties is, in management's opinion, generally well maintained and is suitable to support the Company's business.

ITEM 3.  LEGAL PROCEEDINGS.

In January 1999, the Company filed a lawsuit against SmarTalk TeleServices, Inc. ("SmarTalk") and certain individuals in the U.S. District Court for the District of Connecticut. The Company's complaint includes allegations of breach of contract and fraud in connection with various agreements between SmarTalk and the Company. SmarTalk subsequently filed for federal bankruptcy protection. The Company's complaint seeks recovery of $25 million in damages, and the Company has filed a proof of claim with the bankruptcy court (U.S. Bankruptcy Court, District of

Delaware) for $14.4 million. The Company intends to aggressively prosecute its claim, although due to SmarTalk's impaired financial condition and the number and value of claims from unsecured creditors, the amount of any recovery against SmarTalk is questionable. SmarTalk has since disclosed approximately $847,000 in preference payments that it claims the bankrupt estate is entitled to recover from the Company, although the Company intends to aggressively defend against any such claim.

The Company is involved in an eviction proceeding with respect to its Hartford office, which houses one of the Company's two call centers (Connecticut Constitution Assoc. L. P. v. Shared Technologies Cellular, Inc., Superior Court, State of Connecticut, Case No. HDSP 113363). However, the Company is actively engaged in settlement discussions with the landlord/plaintiff in this matter, and is optimistic that a satisfactory resolution will be reached soon.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fiscal quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

On July 28, 2000, the Company was notified by The Nasdaq Stock Market, Inc. that beginning July 31, 2000, its common stock would no longer be listed on The Nasdaq Stock Market due to the Company's failure to satisfy the minimum $50,000,000 market capitalization requirement for continued listing on The Nasdaq National Market or the minimum $35,000,000 market capitalization requirement for listing on The Nasdaq SmallCap Market. The Company's common stock was transferred to the OTC Bulletin Board System on July 31, 2000 under the symbol: STCL.OB. The Company's shares of Common Stock have been quoted and traded in the over-the-counter market since April 21, 1995. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. During 2000 and 1999, the quarterly high and low closing prices were as follows:

                             2000           2000          1999           1999
                             ----           ----          ----           ----
                             High            Low          High            Low
        First Quarter       $ 9.250        $ 4.625       $ 9.375        $ 6.125
        Second Quarter      $ 4.750        $ 1.500       $13.000        $ 7.500
        Third Quarter       $ 2.875        $ 1.125       $11.500        $ 8.000
        Fourth Quarter      $ 2.219        $ 0.125       $ 9.438        $ 7.125

The number of beneficial holders of the Company's Common Stock as of March 23, 2001 was approximately 1,590.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table sets forth the selected financial data of the Company for each of the last five years. Financial statements for 1997 and 1996 are not presented in this filing. Such selected financial data were derived from audited financial statements not included herein. The selected financial data of the Company should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-K. All amounts, except per share amounts, are in thousands.

                                     2000        1999        1998        1997        1996
                                   --------    --------    --------    --------    --------
Statement of Operations-Data:
Revenues                           $ 32,744    $ 28,271    $ 28,200    $ 24,198    $ 20,914
Gross margin                          4,606       6,344       7,941      10,667       6,305
Total operating expenses             24,002      22,628      18,629      14,120      14,173
Loss from operations                (19,396)    (16,284)    (10,688)     (3,453)     (7,868)


Interest expense, net                   582         574         952         232         906


Net loss before income
   Taxes                            (19,978)    (16,858)    (11,640)     (3,685)     (8,774)


Income taxes                             (6)         (7)         (6)        (10)        (22)

Net loss                            (19,984)    (16,865)    (11,646)     (3,695)     (8,796)


Preferred stock dividends              (808)     (5,786)       --          --          (112)


Net loss applicable to
   Common stock                    $(20,792)   $(22,651)   $(11,646)   $ (3,695)   $ (8,908)


Net loss per common
   share, basic and diluted        $  (1.83)   $  (2.84)   $  (1.58)   $  (0.63)   $  (2.18)
Weighted average number of
  shares outstanding                 11,335       7,985       7,375       5,900       4,082


Balance Sheet Data:
Working Capital Deficit            $(23,045)   $ (8,248)   $(16,099)   $ (6,955)   $ (8,975)


Total assets                          9,887      21,585      13,487      11,536      14,262
Notes payable (including current
  portion)                              890       3,027       7,331       1,487       2,578


Other liabilities                    25,574      20,180      14,840       7,832       8,768


Indebtedness to STFI                   --          --         1,411       1,052          59

Series C and D Shares                 8,649      20,861        --          --          --


Accumulated deficit                 (71,797)    (51,005)    (28,354)    (16,708)    (13,013)


Stockholders' equity (deficit)     $(25,226)   $(22,483)   $(10,095)   $  1,165    $  2,857


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues for 2000 were $32,744,000, compared to $28,271,000 for 1999, an increase of $4,473,000 (16%). The net loss applicable to Common Stock for 2000 was $20,792,000, compared to $22,651,000 for 1999. The net loss applicable to Common Stock for 1999 included a one-time non-cash preferred stock dividend of $4,018,000, $0.50 per share, attributable to the beneficial conversion feature in connection with the Company's issuance of its Series C Convertible Preferred Stock, in February 1999. The net loss per Common Share was $1.83 for 2000, compared to a net loss per Common Share of $2.84 for 1999.

Revenues

Prepaid operations had revenues of $22,450,000 for 2000, compared to $14,280,000 for 1999. The increase in revenues of $8,170,000 (57%) was due to the continued growth of the private label and the direct to retail programs, together with the continued purchase of new prepaid cards by existing customers.

The growth of the prepaid program was assisted by two major developments during fiscal 1999 that continued into fiscal 2000. In February 1999, the Company signed an agreement with MCI WorldCom for the retail distribution of the Company's prepaid cellular services under the MCI WorldCom brand name, utilizing MCI WorldCom's extensive network of retail distribution locations. In July 1999, the Company purchased Retail Cellular, Inc. ("RCI") from Retail

Distributors, Inc. ("RDI") and entered into a Services Agreement with RDI for support in the marketing, sale and distribution of the Company's prepaid cellular services.

The Company's cellular phone rental operations had revenues of $10,046,000 for 2000, compared to $12,939,000 for 1999. The decrease of $2,893,000 (22%) was mostly attributable to two car rental companies discontinuing their cellular phone rental programs, National Car Rental in June 2000 and Alamo Car Rental in September 2000. In addition, during fiscal 2000 the Company closed several non-profitable locations and began development of new market opportunities within the remaining car rental locations.

The Company's cellular activation operations had revenues of $248,000 for 2000, compared to $1,052,000 for 1999. The Company closed the Connecticut activation location in November 1999 and terminated activations related to the MOVE program in the second quarter of 2000. The MOVE program provided cellular service activations for customers who move from one cellular market to another.

Gross Margin

Gross margin was 14% of revenues for 2000, compared to 22% for 1999. The overall decrease in gross margin was primarily due to the growth in prepaid revenues, as compared to the revenues of the other operations. The following table summarizes the change in the revenues mix and the corresponding gross margins for the two periods:

                  2000            2000            1999           1999
                  ----            ----            ----           ----
                Revenues      Gross Margin      Revenues     Gross Margin
Prepaid           68%             (7)%             50%           (14)%
Rental            31%             60%              46%            62%
Activation         1%             40%               4%            32%
                 ----            ----             ----           ----
                 100%             14%             100%            22%


Gross margin for prepaid operations improved significantly in 2000, compared to 1999. Fiscal 1999 was negatively impacted by the termination of the Company's relationship with SmarTalk, in December 1998. As a result of this termination, during most of fiscal 1999 the Company had a significant gap between lines under contract with carriers and such carriers' lines that were active with customers, resulting in higher than normal carrier access charges during that period. Gross margin for 2000 was negatively impacted by a per minute rate reduction offered to customers. Effective mid-December 1999, the Company reduced its prepaid cellular rate from $.79 per minute to rates as low as $.39 per minute, depending on the denomination of the prepaid card redeemed. The negative impact on gross margin of the price decrease is expected to be offset by increased usage by customers and by continued reductions in carrier charges. Gross margin for 2000 was also negatively impacted by subsidies offered by the Company on the sale of prepaid cellular phones. The Company sold approximately 103,000 cellular prepaid phones in 2000 with a gross margin of 13%, compared to approximately 49,000 cellular prepaid phones with a gross margin of 35% in 1999.

Gross margin for cellular phone rental operations decreased slightly in 2000, compared to 1999. During the fourth quarter of 2000, the Company expensed the unamortized book value of its Motorola cellular phone inventory and resolved a commission issue with one of the Company's car rental partners.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $23,147,000 for 2000, compared to $21,411,000 for 1999, an increase of $1,736,000 (8%). The increase included $2,685,000 related to the services agreement with Retail Distributors, Inc. entered into in early 1999. The services agreement, as amended, was valued at approximately $5.5 million and was amortized over the life of the services agreement. As a percentage of revenues, SG&A decreased to 71% for 2000, compared to 76% for 1999. Excluding the charge related to the services agreement, SG&A decreased to 58% of revenues for 2000, compared to 71% of revenues for 1999. The decrease, or improvement, was attributable to several factors. SG&A for 1999, as a percentage of revenues, were negatively impacted by SmarTalk. The Company added a new call center in Hartford and expanded its existing call center in St. Louis in the fourth quarter of 1998, in anticipation of the significant growth the Company expected from its SmarTalk relationship. As previously discussed, the significant growth did not occur. Consequently, SG&A, as a percentage of revenues, increased dramatically in

1999 compared to the prior year. As revenues increased through the latter part of 1999 and 2000, the Company was able to improve, or reduce, SG&A as a percentage of revenues. In addition, in the latter part of 2000, the Company implemented SG&A cost reductions that should reduce SG&A by approximately $400,000 (20%) per month in fiscal 2001.

Bad Debt Expense

Bad debt expense was $855,000 for 2000, compared to $1,217,000 for 1999, a decrease of $362,000 (30%). As a percentage of revenues, bad debt expense was approximately 3% for 2000, compared to 4% for 1999. The improvement in bad debt expense for 2000, compared to 1999, was due to two main factors. The prepaid operations, which had significant revenue growth between the two years compared to the rental operation, historically has had lower bad debt than rental operations. The rental operations continued to show improvement in its collection procedures. The predominant amounts of these rental sales are paid by credit card. Historically, the Company has experienced an amount of credit card charges that it is not able to collect. In addition, the Company receives some customer requests for amounts charged to be reversed for a variety of reasons. The Company diligently investigates these occurrences. However, the Company still experiences a percentage of bad debt write-offs, as it continues to make efforts to address this problem. The Company therefore maintains an allowance for doubtful accounts against its receivable balance, representing the unpaid accounts under investigation, and upon final resolution of the account, the amount is either collected or written off against the allowance. The investigation process is time consuming; documentation (typically itemized call detail for the rental period) must be generated and provided to the credit card processing company prior to the reversal of the claim. The Company regularly reviews the allowance for the amounts that are deemed truly uncollectible and writes them off against the allowance. The allowance represents only those receivables generated within the current operating cycle and does not have any amounts that are aged in excess of a 6-month period.

The Company records an allowance for uncollectible receivables from revenues generated through the ordinary course of business. The Company regularly reviews uncollected receivables and writes off any that are deemed uncollectible against the allowance.

Interest Expense

Interest expense, net of interest income, was $582,000 for 2000, compared to $574,000 for 1999. Interest expense for 2000 was mainly attributable to the revolving credit facility with Citizens Bank of Massachusetts. Interest expense in 1999 was mainly due to debt from prior year acquisitions, debt financing completed in May 1998 and the revolving credit facility with Citizens Bank of Massachusetts. In February 1999, the Company used a portion of the $15 million private equity placement proceeds to repay $1,411,000 of the STFI debt and $4 million of the May 1998 debt.

Preferred Stock Dividend

Preferred stock dividends were $808,000 for 2000, compared to $5,786,000 for 1999. Preferred stock dividends represented the 6% premium on the outstanding Series C and D Shares. The Series C Shares were issued in February 1999 and the Series D Shares were issued in October 1999. As of December 31, 2000, approximately 49% of the Series C Shares and 98% of the Series D Shares had been converted into Common Shares. In fiscal 1999, in accordance with Emerging Issues Task Force Topic D-60, the Company recognized a $4,018,000 beneficial conversion feature as a one-time non-cash preferred stock dividend. The amount represented the difference between the conversion price of $7 per share at the date of the issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of the Common Stock at that date.

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

Revenues

Prepaid operations had revenues of $14,280,000 for 1999, compared to $12,737,000 for 1998. The increase in revenues of $1,543,000 (12%) was due to growth of the private label program, which is co-branded with MCI WorldCom and the Company's CellEase brand name. The private label program, introduced in April 1998, generated most of the 1999 prepaid revenues, compared to revenues of $9,127,000 for 1998. The balance of the 1998 prepaid revenues ($3,610,000) were primarily from a major distributor which discontinued its prepaid cellular phone business and transitioned a small portion of its customers to the Company's end-user program in the fourth quarter of 1998.

The growth of the prepaid program was assisted by two major developments during fiscal 1999. In February 1999, the Company signed an agreement with MCI WorldCom for the retail distribution of the Company's prepaid cellular services under the MCI WorldCom brand name, utilizing MCI WorldCom's extensive network of retail distribution locations. In July 1999, the Company purchased Retail Cellular, Inc. ("RCI") from Retail Distributors, Inc. ("RDI") and entered into a Services Agreement with RDI for support in the marketing, sale and distribution of the Company's prepaid cellular services. The 1998 prepaid revenues from the CellEase program of $9,127,000 were primarily attributable to SmarTalk TeleServices, Inc. ("SmarTalk"). In December 1998, the Company terminated its relationship with SmarTalk and subsequently the Company filed a lawsuit against SmarTalk (see "Legal Proceedings").

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

Gross Margin

Gross margin was 22% of revenues for 1999, compared to 28% for 1998. The decrease in gross margin was primarily due to the deterioration of gross margin for the prepaid operations. The following table summarizes the change in the revenues mix and the corresponding gross margins for the two periods:

                 1999            1999             1998            1998
                 ----            ----             ----            ----
                Revenues      Gross Margin      Revenues     Gross Margin
Prepaid           50%            (14)%             45%              4%
Rental            46%             62%              50%             48%
Activation         4%             32%               5%             45%
                 ----            ----             ----            ----
                 100%             22%             100%             28%

Gross margin for prepaid operations for 1999 was disappointing due to problems associated with SmarTalk. Prior to STC's termination of its relationship with SmarTalk in December 1998, the Company was anticipating an increase in volume in the fourth quarter of 1998. By the middle of the fourth quarter of 1998, the Company had approximately 63,000 active customers and was experiencing a growth rate of over 15% per month. To help facilitate the rapid growth, the Company maintained a reserve of approximately one month's line requirement. As a result of the termination of the SmarTalk relationship, the Company did not maintain its growth rate and, in addition, the Company's customer base began to deteriorate due to the lack of availability of prepaid usage cards needed for existing customers to maintain service. Consequently, a significant gap was created between active lines with customers, as compared to committed lines with carriers. In January 1999, the Company signed a letter of intent with MCI

WorldCom for the retail distribution of the Company's prepaid cellular service. As a result, the Company made the decision to maintain many of its existing lines with carriers, in an effort to minimize line termination fees and expense, in anticipation of the launch of the MCI WorldCom program in the second quarter of 1999. Throughout most of fiscal 1999, the Company worked to reduce the significant gap between active lines and committed lines by adding new customers and returning some excess lines to carriers. By year-end, the gap between active and committed lines was within an acceptable range. The cost of maintaining these excess lines for fiscal 1999 was approximately $3,000,000.

Gross margin for cellular phone rental operations improved by 14% in 1999, compared to 1998. The Company took various steps during the year to improve gross margin. The Company worked with its cellular carriers to reduce monthly line access charges as well as per minute usage charges. The Company also increased the utilization of its cellular phone inventory by working more closely with its field personnel to minimize excess inventory. In addition, the Company improved its gross margin by passing on certain charges it was previously incurring.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $21,411,000 for 1999, compared to $15,075,000 for 1998, an increase of $6,336,000 (42%). As a percentage of revenues, SG&A increased to 76% for 1999, compared to 53% for 1998. The increase was attributable to several factors. The Company incurred additional corporate overhead following the March 1998 acquisition of Shared Technologies Fairchild Inc. ("STFI") by Intermedia Communications, Inc. STFI, the former parent of the Company, had been providing certain support and management services to the Company under a management agreement. Such expenses included payroll for certain employees of STFI who had not previously received direct compensation from the Company. The increase in SG&A in 1999, compared to 1998, related to the sale of STFI was approximately $300,000. To assist in the growth of the prepaid program, the Company increased its IT department by six programmers; hired several salesmen and program managers; established a high-speed telephone link between the corporate office and the two call centers; and leased additional office space. The increase in corporate SG&A related to the growth in the prepaid program was approximately $800,000 in 1999. Field SG&A, as a percentage of revenues, increased significantly to 56% for 1999, compared to 41% for 1998. During the fourth quarter of 1998, the Company added a new call center in Hartford and expanded its existing call center in St. Louis in anticipation of the significant growth the Company expected from prepaid operations, which did not occur, as previously discussed. The increase in SG&A related to the two call centers was approximately $2,535,000 in 1999. Also, in February 1999, the Company signed a letter of intent with RDI for support in the marketing, sale and distribution of the Company's prepaid cellular services. The Company had incurred expenses in anticipation of its entry into a services agreement with RDI, which agreement was signed in July 1999. The Company incurred $1,480,000 in field SG&A related to the services agreement in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $23,045,000 at December 31, 2000, compared to a deficit of $8,248,000 at December 31, 1999. Stockholders' deficit at December 31, 2000 was $25,226,000, compared to stockholders' deficit of $22,483,000 at December 31, 1999. Stockholders' deficit at December 31, 2000 and 1999 did not include $8,649,000 and $20,861,000, respectively, related to the Series C and D Convertible Preferred Stock, since each shareholder of the Series C and D Shares has the right, upon the occurrence of certain events, to require the Company to redeem all or any part of such purchaser's Series C or D Shares.

Net cash used in operations for the year ended December 31, 2000 was $4,459,000. This was mainly attributable to the net loss for the period, offset by the non-cash depreciation and amortization expense, as well as the amortization of the services agreement with RCI. In addition, the Company increased accounts payable and accrued expenses by $4,985,000 as the Company delayed the payment to vendors beyond normal terms. The Company was able to significantly reduce receivables at year-end primarily by working closely with MCI WorldCom. Inventories are primarily comprised of prepaid cellular phones, which were kept to a minimum due to purchasing constraints. Net cash used in operations for the year ended December 31, 1999 was $14,175,000. This was mainly attributable to the net loss for the period, offset by the non-cash depreciation and amortization expense. The Company experienced a significant increase in receivables at the end of fiscal 1999, compared to prior year, as a result of the prepaid program. At December 31, 1999, the Company had approximately $3,554,000 of prepaid receivables, of which $2,396,000 was due from MCI WorldCom, compared to an insignificant amount of prepaid receivables at December 31, 1998. In the fourth quarter of 1999, the Company purchased $2,000,000 of prepaid cellular phones and accessories from DTR Associates Limited Partnership. Most of the phones and the corresponding liability existed at the end of fiscal 1999. Deferred revenues at the end of fiscal 1999 increased significantly due to the prepaid program. The Company recognizes prepaid card revenues over the estimated period in which the Company provides prepaid services to its customers. Customers purchase prepaid cellular service by buying prepaid cards at retailers throughout the nation and calling the Company to activate, or redeem, the prepaid cards. Customers may also call the Company directly to purchase prepaid cellular service. The Company gives the customer a series of numeric codes that are input into their phone that allows it to be activated for a specific number of minutes and days. A typical $30 prepaid card expires after approximately 38 minutes of local usage or 60 days after activation, whichever comes first. However, most of the airtime is used within the first 30 days of activation. Consequently, the deferred revenue at December 31, 2000 and 1999 consisted of the unused portion of the prepaid cards activated plus the prepaid cards sold but not yet activated.

Net cash from investing activities for the year ended December 31, 2000 was $25,000. This was mainly attributable to a reduction in deposits offset by purchases of computers and office equipment to support the prepaid programs. Net cash used in investing activities for the year ended December 31, 1999 was $513,000. This was mainly attributable to the purchase of computers and office equipment to support the prepaid programs.

During the year ended December 31, 2000, the Company raised $2,947,000, net of expenses, through a private placement of equity with various investors. Such financing included the exchange of certain outstanding shares of Series D Convertible Preferred Stock for Common Stock, in conjunction with the purchase of new shares of Common Stock by such Series D holders, as well as the exercise of certain outstanding warrants for Common Stock. In addition, the Company received $120,000 from the exercise of 24,000 unrelated warrants. During the year ended December 31, 1999, the Company raised $14,466,000, net of expenses in a private equity placement of Series C Shares and related Common Stock purchase warrants. The Company also raised $5,774,000, net of expenses, in a private placement of Series D Shares and related Common Stock purchase warrants. In addition, approximately 380,000 unrelated warrants and options were exercised, raising an additional $1,792,000. The Company used a portion of these proceeds to repay $1,411,000 of debt owed to its former parent, STFI, and $4,000,000 of debt financing raised in May 1998.

The Company has suffered significant losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. An immediate infusion of cash from debt or equity financing is required to meet the Company's short-term and long-term liquidity requirements. In March 2001, the Company's Chairman and Chief Executive Officer, Anthony D. Autorino, assumed the position as the Company's primary lender from Citizens and, in turn, assigned his rights and obligations under such loan to Mobile Investments, LLC ("Mobile"), which agreed to increase the facility to $5 million, subject to certain conditions (see Note 9 of the Notes to the Consolidated Financial Statements for a detailed discussion). An additional infusion of cash from debt or equity financing will be required to meet the Company's short-term and long-term liquidity requirements. Although the Company is optimistic that it will be successful in raising additional funding, there can be no assurance of its success.

2001 COMPANY OUTLOOK

The wireless industry continues to diversify and expand with abundant opportunities. The Company hopes to capitalize on some of these opportunities and generate revenue growth by expanding its product lines, strengthening partnerships and growing subscription lines and/or increasing revenues to existing customers. With PCS and other wireless available today, the Company intends to try to reach an expanded audience that will open up additional retailers that appeal to more middle-class America. The Company also plans to cross market its prepaid and rental products to increase its customer base. With a more extensive line of communications services, more direct sales channels, such as HSN and e-commerce sites, STC hopes to reach more people with diverse offerings to improve the Company's revenue stream.

In our Prepaid Division, emphasis will be placed on nurturing existing accounts, developing new partnerships, increasing direct sales efforts, opening new markets, and strengthening our technological platform to accommodate more products and services. In addition, new pricing has been implemented to ensure that we can compete successfully in all markets. STC was first to market with the One Card Does It All platform, which is intended to serve as the driver for generating new revenue opportunities in 2001.

In fiscal 2000, the Company teamed up with new high-profile partners to launch its Integrated Communications Program (ICP). Agreements with Rush Communications, Inc., VTech Connect, Ltd., and Child Watch of North America (Chris Kirkpatrick of N'Sync is the national spokesman) should result in new retail launches in the third quarter of 2001, that should open up niche distribution outlets, including record stores, check cashing outlets, and small convenience stores. In 2001, STC plans to offer an expanded line of products and services to existing private label agents.

The Company will endeavor to achieve revenue growth in the rental operations by adding new programs through the Company's car rental partners. New promotions designed to capture the attention of travelers who rent cellular phones, coupled with prepaid offerings developed solely for the travelers, should invigorate this business. In addition, the car partners have agreed to spur revenues by integrating these products and services on each of our web sites. Special attention also will be directed to the premier traveler programs, such as Avis Preferred and Hertz gold, to reach the high-volume wireless users. Also, in 2001 we plan to introduce frequent renter programs with direct benefits to the customer. The Company intends to try to increase demand for short-term cellular phone rentals with the Nextel product to corporate meeting planners and international travelers at major gateway airport locations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: THE MANAGEMENT'S DISCUSSION AND ANALYSIS MAY INCLUDE FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES MAY INCLUDE, WITHOUT LIMITATION, TECHNOLOGICAL OBSOLESCENCE, PRICE AND INDUSTRY COMPETITION, LIQUIDITY, FINANCING CAPABILITIES, DEPENDENCE ON MAJOR CUSTOMERS AND RELATIONSHIPS, DEPENDENCE ON RELATIONSHIPS WITH TECHNOLOGY LICENSORS AND TELECOMMUNICATIONS CARRIERS, AND THE COMPANY'S ABILITY TO EFFECTIVELY EXECUTE ITS BUSINESS PLAN WITH RESPECT TO SIGNIFICANT PROJECTED GROWTH IN ITS PREPAID SERVICES DIVISION, IN PARTICULAR, WITH RESPECT TO ITS VENTURE WITH MCI WORLDCOM AND ITS CELLEASE.COM, INC. OPERATIONS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements and supplementary data are attached.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2000 and 1999.

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

   Consolidated Balance Sheets                                               F-3

   Consolidated Statements of Operations                                     F-4

   Consolidated Statements of Stockholders' Equity (Deficiency)              F-5

   Consolidated Statements of Cash Flows                                   F-6-7

   Notes to Consolidated Financial Statements                             F-8-22

FINANCIAL STATEMENT SCHEDULE (a):
   Schedule II - Valuation and Qualifying Accounts for the
    Years Ended December 31, 2000, 1999 and 1998                             S-1




NOTE:

(a) All other schedules are not submitted because they are either not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Shared Technologies Cellular, Inc.

We have audited the accompanying consolidated balance sheets of Shared Technologies Cellular, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows and financial statement schedule for each of the three years in the period ended December 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shared Technologies Cellular, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a stockholders' deficiency, a working capital deficit, and an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          ROTHSTEIN, KASS & COMPANY, P.C.




Roseland, New Jersey
March 16, 2001

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                                                   2000                    1999
                                                                                               ------------            ------------

                                     ASSETS
Current assets:
Cash                                                                                           $     84,000            $  1,635,000
Accounts receivable, less allowance for doubtful
 accounts of $179,000 in 2000 and $495,000 in 1999                                                  845,000               3,612,000
Carrier commissions receivable, net                                                                                         178,000
Inventories                                                                                         641,000               2,316,000
Prepaid expenses and other current assets                                                         1,174,000               4,526,000
                                                                                               ------------            ------------

Total current assets                                                                              2,744,000              12,267,000
                                                                                               ------------            ------------

Telecommunications and office equipment, net                                                        891,000               1,514,000
                                                                                               ------------            ------------

Other assets:
Intangible assets, net                                                                            5,666,000               6,289,000
Deposits and other                                                                                  586,000               1,515,000
                                                                                               ------------            ------------

                                                                                                  6,252,000               7,804,000
                                                                                               ------------            ------------

                                                                                               $  9,887,000            $ 21,585,000
                                                                                               ============            ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Short-term debt                                                                                $     98,000            $       --
Current portion of long-term debt                                                                   317,000                 535,000
Accounts payable                                                                                 10,121,000               8,580,000
Accrued expenses and other current liabilities                                                   10,307,000               7,045,000
Deferred revenues                                                                                 4,946,000               4,355,000
                                                                                               ------------            ------------

Total current liabilities                                                                        25,789,000              20,515,000
                                                                                               ------------            ------------

Long-term debt, less current portion                                                                475,000               2,492,000
                                                                                               ------------            ------------

Redeemable put warrant                                                                              200,000                 200,000
                                                                                               ------------            ------------

Series C and D redeemable preferred stock, issued
and outstanding 7,800 shares in 2000 and 20,100 in 1999                                           8,649,000              20,861,000
                                                                                               ------------            ------------

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $.01 par value, authorized 5,000,000
 shares, no shares issued or outstanding
Common stock, $.01 par value, authorized 30,000,000
 shares, issued and outstanding 13,903,000 shares in
 2000 and 8,452,000 shares in 1999                                                                  139,000                  85,000
Capital in excess of par value                                                                   46,432,000              28,437,000
Accumulated deficit                                                                             (71,797,000)            (51,005,000)
                                                                                               ------------            ------------

Total stockholders' deficiency                                                                  (25,226,000)            (22,483,000)
                                                                                               ------------            ------------

                                                                                               $  9,887,000            $ 21,585,000
                                                                                               ============            ============

          See accompanying notes to consolidated financial statements

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2000, 1999 and 1998


                                                                            2000                   1999                    1998
                                                                       ------------            ------------            ------------
REVENUES                                                               $ 32,744,000            $ 28,271,000            $ 28,200,000

COST OF REVENUES                                                         28,138,000              21,927,000              20,259,000
                                                                       ------------            ------------            ------------

GROSS MARGIN                                                              4,606,000               6,344,000               7,941,000
                                                                       ------------            ------------            ------------

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                                23,147,000              21,411,000              15,075,000

BAD DEBT EXPENSE                                                            855,000               1,217,000               3,554,000
                                                                       ------------            ------------            ------------


                                                                         24,002,000              22,628,000              18,629,000
                                                                       ------------            ------------            ------------

LOSS FROM OPERATIONS                                                    (19,396,000)            (16,284,000)            (10,688,000)

INTEREST EXPENSE, NET                                                      (582,000)               (574,000)               (952,000)
                                                                       ------------            ------------            ------------

LOSS BEFORE INCOME TAXES                                                (19,978,000)            (16,858,000)            (11,640,000)

INCOME TAXES                                                                 (6,000)                 (7,000)                 (6,000)
                                                                       ------------            ------------            ------------

NET LOSS                                                                (19,984,000)            (16,865,000)            (11,646,000)

PREFERRED STOCK DIVIDENDS                                                  (808,000)             (5,786,000)
                                                                       ------------            ------------            ------------

NET LOSS APPLICABLE TO COMMON STOCK                                    $(20,792,000)           $(22,651,000)           $(11,646,000)
                                                                       ============            ============            ============

BASIC AND DILUTED LOSS PER COMMON SHARE                                $      (1.83)           $      (2.84)           $      (1.58)
                                                                       ============            ============            ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                               11,335,000               7,985,000               7,375,000
                                                                       ============            ============            ============





           See accompanying notes to consolidated financial statements

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  Years Ended December 31, 2000, 1999 and 1998

                                                                                                                         Total
                                                                                       Capital in                     Stockholders'
                                                               Common Stock             Excess of      Accumulated        Equity
                                                          Shares          Amount        Par Value        Deficit       (Deficiency)
                                                      ------------    ------------    ------------    -------------    ------------
Balances, January 1, 1998                                7,216,000    $     72,000    $ 17,801,000    $ (16,708,000)   $  1,165,000

Issuances of common stock and warrants                     271,000           3,000         201,000                          204,000

Exercise of warrants and options                           180,000           2,000         547,000                          549,000

Cancellation of common stock                              (100,000)         (1,000)       (366,000)                        (367,000)

Net loss                                                                                                (11,646,000)    (11,646,000)
                                                      ------------    ------------    ------------    -------------    ------------

Balances, December 31, 1998                              7,567,000          76,000      18,183,000      (28,354,000)    (10,095,000)

Issuances of common stock and warrants                     337,000           3,000       3,410,000                        3,413,000

Preferred stock dividend                                                                 4,018,000       (5,786,000)     (1,768,000)

Conversion of redeemable preferred stock                   149,000           2,000       1,038,000                        1,040,000

Exercise of warrants and options                           399,000           4,000       1,788,000                        1,792,000

Net loss                                                                                                (16,865,000)    (16,865,000)
                                                      ------------    ------------    ------------    -------------    ------------

Balances, December 31, 1999                              8,452,000          85,000      28,437,000      (51,005,000)    (22,483,000)

Issuances of common stock                                  765,000           8,000       1,726,000                        1,734,000

Preferred stock dividend                                                                                   (808,000)       (808,000)

Conversion of redeemable preferred stock                 3,314,000          33,000      12,987,000                       13,020,000

Conversion of debt                                         340,000           3,000       1,697,000                        1,700,000

Exercise of warrants                                     1,032,000          10,000       1,585,000                        1,595,000

Net loss                                                                                                (19,984,000)    (19,984,000)
                                                      ------------    ------------    ------------    -------------    ------------

Balances, December 31, 2000                             13,903,000    $    139,000    $ 46,432,000    $ (71,797,000)   $(25,226,000)
                                                      ============    ============    ============    =============    ============



           See accompanying notes to consolidated financial statements

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998


                                                                                    2000                1999                1998
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $(19,984,000)      $(16,865,000)      $(11,646,000)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Accretion of interest on notes payable                                             195,000            107,000             75,000
   Write-off of assets held for disposition                                                                                 153,000
   Amortization of services agreement                                               3,555,000          1,417,000
   Depreciation and amortization                                                    1,377,000          1,473,000          1,332,000
   Bad debt expense                                                                   855,000          1,217,000          3,554,000
   Common stock issued for compensation
    and services                                                                      263,000            646,000            104,000
   Changes in assets and liabilities:
   Accounts receivable                                                              1,659,000         (3,933,000)        (3,086,000)
   Carrier commissions receivable                                                     178,000            814,000           (829,000)
   Inventories                                                                      1,675,000         (2,082,000)          (103,000)
   Prepaid expenses and other current assets                                          192,000         (2,109,000)        (1,903,000)
   Accounts payable, accrued expenses and
    other current liabilities                                                       4,985,000          2,033,000          6,204,000
   Deferred revenues                                                                  591,000          3,107,000          1,204,000
                                                                                 ------------       ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                                              (4,459,000)       (14,175,000)        (4,941,000)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                             (136,000)          (486,000)          (744,000)
  (Increase) decrease in deposits                                                     161,000            (27,000)          (389,000)
                                                                                 ------------       ------------       ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    25,000           (513,000)        (1,133,000)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from financial facility                                                   98,000
  Proceeds from issuance of notes payable                                                                                 6,400,000
  Payments for debt issuance costs                                                                                         (171,000)
  Payments on long-term debt                                                         (310,000)        (4,527,000)          (530,000)
  Payments of notes to former parent                                                                  (1,411,000)          (239,000)
  Issuance of common and redeemable preferred stock                                 1,500,000         20,240,000
  Exercise of warrants and options                                                  1,595,000          1,792,000            549,000
                                                                                 ------------       ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           2,883,000         16,094,000          6,009,000
                                                                                 ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                    (1,551,000)         1,406,000            (65,000)

CASH, beginning of year                                                             1,635,000            229,000            294,000
                                                                                 ------------       ------------       ------------

CASH, end of year                                                                $     84,000       $  1,635,000       $    229,000
                                                                                 ============       ============       ============



           See accompanying notes to consolidated financial statements

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                  Years Ended December 31, 2000, 1999 and 1998

                                                                                 2000                    1999                 1998
                                                                              ------------           ------------           --------
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest                                                                      $    237,000           $    640,000           $863,000
                                                                              ============           ============           ========

Income taxes                                                                  $      6,000           $      7,000           $  6,000
                                                                              ============           ============           ========

Supplemental schedules of noncash investing and financing activities:

Cancellation of common stock to settle
 outstanding receivable                                                       $       --             $       --             $367,000
                                                                              ============           ============           ========

Issuance of warrants in connection with certain
 debt instruments and preferred stock                                         $       --             $    306,000           $100,000
                                                                              ============           ============           ========

Issuance of common stock in connection with
 Services Agreement                                                           $       --             $  2,832,000           $   --
                                                                              ============           ============           ========

Redeemable preferred stock issued as preferred
 stock dividends                                                              $    808,000           $  4,018,000           $   --
                                                                              ============           ============           ========

Conversion of redeemable preferred stock
and convertible notes into common stock                                       $ 14,720,000           $  1,290,000           $   --
                                                                              ============           ============           ========


Capital lease obligation incurred for lease of
 equipment                                                                    $       --             $    672,000           $   --
                                                                              ============           ============           ========



           See accompanying notes to consolidated financial statements

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS

         Shared Technologies Cellular, Inc. (STC) together with its subsidiaries (collectively the "Company") is a national cellular service provider offering rental and prepaid services in substantially all of the Cellular Geographical Service Areas within the United States. The Company rents cellular telephones to business and leisure travelers and to individuals at special events. The Company has expanded the scope of its prepaid (debit) cellular service by offering carrier and distribution partners an array of services including: a universal prepaid redemption platform, interactive voice response, (IVR), point-of-sale activation (POSA) card services, inter-carrier communications services and one-stop shopping, e-commerce and direct marketing programs that offer multiple telecommunications services.

         The Company's operations are subject to regulation by the Federal Communications Commission (FCC), which has generally preempted the regulatory jurisdiction of state agencies with respect to the business in which the Company is engaged.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of STC and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         Cash

         The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

         Fair Value of Financial Instruments

         The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards
         (SFAS) No. 107 "Disclosures About Fair Value of Financial Instruments", approximates the carrying amounts presented in the consolidated balance sheets.

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

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Telecommunications and Office Equipment

         Telecommunications and office equipment are stated at cost less accumulated depreciation. The Company records depreciation on the straight-line method over the estimated useful lives of the assets as follows:

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

         Costs incurred relating to the issuance of debt are deferred and are being amortized over the life of the related debt. The amortization of debt issuance costs included in interest expense was $167,000, $58,000 and $83,000 in 2000, 1999 and 1998, respectively.

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

         Advertising Costs

         The Company expenses costs of advertising and promotions as incurred. Advertising expenses included in selling, general and administrative expenses for the years ended December 31, 2000, 1999 and 1998 were approximately $84,000, $265,000 and $308,000, respectively.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes

         The Company complies with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Loss Per Common Share

         The Company complies with SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of the outstanding warrants, options, and convertible debentures and preferred stock is antidilutive, they have been excluded from the Company's computation of loss per common share.

         Reclassification

         Certain of the 1999 amounts have been reclassified to conform to the 2000 presentation.

NOTE 3 - UNCERTAINTY - ABILITY TO CONTINUE AS A GOING CONCERN

         The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a cumulative net loss of approximately $72 million through December 31, 2000, had a working capital deficit of approximately $23 million at December 31, 2000 and a stockholders' deficiency of approximately $25 million at December 31, 2000. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Although the Company has taken certain short-term measures to improve its condition, such as seeking an increased credit facility (see Note
         9) and certain cost cutting measures, an additional infusion of cash from debt or equity financing, which the Company is seeking, will be required to meet the Company's short-term and long-term liquidity requirements. Further, management's plans also include the continued generation of revenue growth in both the prepaid and rental operations during 2001. Efforts to generate revenue growth in the Company's prepaid operations are focused on three of the Company's programs:
         Total Communications, Private Label Agent and CellEase Universal Platform Programs. Efforts to generate growth in the Company's rental operations are focused on the increased emphasis on the Company's car rental partners' locations.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         There can be no assurances that management's plans, as described in the preceding paragraph, will be realized.


NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist of the following at December 31, 2000 and 1999:


                                                       2000            1999

          Prepaid access fees                         $ 725,000       $ 672,000
          Prepaid telephone line charges                                485,000
          Note receivable                               289,000         500,000
          Prepaid consulting agreement                                2,492,000
          Other                                         160,000         377,000
                                                   -------------   -------------

                                                    $ 1,174,000     $ 4,526,000
                                                   =============   =============



         In July 1999 (as amended in July 2000), the Company entered into a consulting agreement (the "Agreement") with Retail Distributor, Inc.
         (RDI) (an entity for which a Company director is an executive officer and principal stockholder), expiring in March 2001 (extended to June
         2001) pursuant to which RDI was to provide certain services relating to the marketing, sale and distribution of the Company's prepaid cellular services. The Agreement was entered in connection with the Company's acquisition, in July 1999, of all of the outstanding capital stock of Retail Cellular Inc. (RCI) for 150,000 shares of the Company's common stock, valued at fair market value of $10.56 per share. The Company also paid RDI approximately $843,000 in cash, issued 118,194 shares of the Company's common stock valued at $10.56 per share, and will make monthly payments over the term of the Agreement aggregating approximately $1,896,000, of which approximately $400,000 and $996,000 was paid during 2000 and 1999, respectively. All amounts payable under the Agreement were to be expensed over the services period expiring in March 2001 (extended to June 2001). However, the Company has changed its estimate and the remaining balance has been fully amortized at December 31, 2000. As of December 31, 2000, the Company issued 275,000 warrants to purchase shares of the Company's common stock. As part of the Agreement, the Company loaned RDI $500,000, bearing interest at the prime rate (9.5% at December 31, 2000) plus 1% per annum, which is due on demand. Through December 31, 2000, the Company has offset approximately $211,000 against the loan.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - TELECOMMUNICATIONS AND OFFICE EQUIPMENT

         Telecommunications and office equipment consist of the following at December 31, 2000 and 1999:



                                                   2000           1999

Telecommunications equipment                      $ 336,000      $ 400,000
Office equipment                                  2,004,000      2,141,000
                                               -------------  -------------

                                                  2,340,000      2,541,000
Accumulated depreciation                          1,449,000      1,027,000
                                               -------------  -------------

                                                  $ 891,000    $ 1,514,000
                                               =============  =============



         Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $759,000, $769,000 and $604,000, respectively.

NOTE 6 - INTANGIBLE ASSETS

         Intangible assets consist of the following at December 31, 2000 and 1999:

                                                   2000           1999

Goodwill                                        $ 8,426,000    $ 8,426,000
Rental car agreement                                520,000        520,000
Debt issuance costs                                 171,000        171,000
                                               -------------  -------------

                                                  9,117,000      9,117,000
Accumulated amortization                          3,451,000      2,828,000
                                               -------------  -------------

                                                $ 5,666,000    $ 6,289,000
                                               =============  =============


         Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $623,000, $704,000 and $619,000, respectively.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities consist of the following at December 31, 2000 and 1999:


                                                  2000           1999

State and municipal obligations                $ 6,462,000     $ 5,512,000
Payroll and payroll taxes                          802,000         200,000
Commissions                                         99,000         178,000
Unbilled carrier fees                            2,180,000         572,000
Other                                              764,000         583,000
                                              -------------  --------------

                                              $ 10,307,000     $ 7,045,000
                                              =============  ==============

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 2000 and 1999:

                                                     2000           1999
Promissory notes bearing interest at 10%
 per annum and payable in monthly installments
 of $8,500 through March 2002.                    $ 119,000      $ 204,000

Convertible debt bearing interest at 5%
 per annum. Interest is payable quarterly,
 with principal due in May 2005. The debt may
 be converted into shares of the Company's
 common stock at $5.00 per share.                   450,000      2,150,000

Capital lease obligation bearing interest
 at 8% per annum payable monthly, with
 principal due in November 2001.  The lease
 is payable to an affiliate of the Company          223,000        448,000

Promissory note bearing interest at 8%
 per annum and payable in semi-annual
 principal installments of $225,000
 through May 2000. The note was
 collateralized by certain of the
 Company's assets.                                                 225,000
                                               -------------  -------------

                                                    792,000      3,027,000
Less current portion                                317,000        535,000
                                               -------------  -------------

                                                  $ 475,000    $ 2,492,000
                                               =============  =============

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - LONG-TERM DEBT (CONTINUED)

         Aggregate future principal payments are as follows:



                                                Long-Term       Capital Lease
Year Ending December 31,                           Debt          Obligation
2001                                               $ 94,000       $ 232,000
2002                                                 25,000
2003
2004
2005                                                450,000
                                               -------------    -------------

                                                  $ 569,000          232,000
                                               =============
Less amount representing interest                                      9,000
                                                                -------------


Present value of future payments                                   $ 223,000
                                                                =============


         Telecommunications and office furniture includes assets under capital leases with a net book value of approximately $381,000 as of December 31, 2000.

NOTE 9 - SHORT-TERM DEBT

         In July 1999, as amended in August 2000, the Company entered into a $2.5 million revolving credit facility with Citizens Bank of Massachusetts (Citizens). The availability of the credit facility was based on a percentage of eligible receivables and included covenants requiring certain levels of active debit/prepaid customers and operating results through the term of the agreement. Advances under the facility bore interest at the prime rate and were to be used for working capital and general corporate purposes. The credit facility was collateralized by substantially all of the Company's assets. In connection with the credit facility, the Company issued Citizens a ten-year warrant for the purchase of 150,000 shares of its Common Stock at an exercise price of $10 per share, subject to certain adjustments. The warrant is redeemable by Citizens any time after the third anniversary for a minimum redemption price of $200,000. The Company accounted for the warrant as additional interest. The August 2000 amendment terminated the credit facility at December 29, 2000. In March 2001, the Company's Chairman and Chief Executive Officer assumed the position as the Company's primary lender from Citizens and, in turn, assigned his rights and obligations under such loan to Mobile Investments, LLC (Mobile) (a related party), which agreed to increase the facility to $5,000,000, subject to certain conditions. Mobile's obligation to provide additional funding is expressly subject to its ability to obtain sufficient investment capital for the loan facility by March 31, 2001. Subject to funding, Mobile will receive certain Company warrants. Although the Company is confident that such funds will be secured by Mobile, and thus provided to the Company, there can be no assurance of such funding. At December 31, 2000, the Company had approximately $98,000 outstanding under the credit facility.

         As part of the credit facility, the Company had standby letters of credit to certain vendors in the aggregate of $575,000 at December 31, 2000. These letters of credit expire on various dates from February 2001 through March 2001.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - CONVERTIBLE REDEEMABLE PREFERRED STOCK

          In February 1999, the Company completed a $15 million private placement, issuing an aggregate of 15,000 shares of Series C Convertible Preferred Stock, $.01 par value, and warrants to purchase an aggregate of 300,000 shares of common stock. Each share of Series C Convertible Preferred Stock is convertible into common stock of the Company based upon certain formulas and limitations. The Series C Convertible Preferred Stock contains a dividend of 6%, payable upon conversion, in either cash or the Company's common stock, at the Company's option (subject to certain conditions). The warrants are exercisable at $9 per share and expire in February 2004 and are subject to mandatory exercise, subject to certain conditions. The warrants were valued at $75,000 and the value was treated as a "discount" to the Series C Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the warrants. In accordance with Emerging Issues Task Force Topic D-60, the Company recognized a beneficial conversion feature in the amount of $4,018,000 as a one-time non-cash preferred stock dividend in the first quarter of 1999. The amount represented the difference between the conversion price of $7 per share on the date of issuance of the Series C Shares, February 5, 1999, and the $8 7/8 market price of common stock at that date. The Company has the right to require conversion of all of the outstanding shares of Series C Convertible Preferred Stock at any time after February 5, 2000, if the closing bid price for the Company's common stock is greater than $15 for fifteen consecutive trading days. The Series C Convertible Preferred Stock may be redeemed by the holder upon certain specified events as defined. During the years ended December 31, 2000 and 1999, holders of 6,313 and 1,000 shares, respectively, of Series C Preferred Stock converted their stock into an aggregate of approximately 1,737,000 and 149,000 shares, respectively, of the Company's common stock.

          In October 1999, the Company completed a $6.1 million private placement, issuing an aggregate of 6,100 shares of Series D Convertible Preferred Stock, $.01 par value, and warrants to purchase an aggregate of 122,000 shares of common stock. Each share of Series D Convertible Preferred Stock is convertible into common stock of the Company at a conversion price of $8.875. The Series D Convertible Preferred Stock contains a dividend of 6%, accruing from the date of issuance of the Series D Convertible Preferred Stock through and including the date of conversion. The dividend is payable upon conversion, in the Company's common stock or cash, at the Company's option (subject to certain conditions). The warrants are exercisable at $11.09 per share, expire in October 2004 and are subject to mandatory exercise, subject to certain conditions. The warrants were valued at $31,000 and the value was treated as a "discount" to the Series D Shares and such discount is being accreted as a preferred stock dividend over the five-year term of the warrants. The Company has the right to require conversion of all of the outstanding shares of Series D Convertible Preferred Stock at any time after October 1, 2000, if the closing bid price for the Company's common stock is greater than $18 for fifteen consecutive trading days. The Series D Convertible Preferred Stock may be redeemed by the holder upon certain specified events as defined. During the year ended December 31, 2000, holders of 6,000 shares of Series D Preferred Stock converted their stock into an aggregate of approximately 1,577,000 shares of the Company's common stock.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - STOCKHOLDERS' DEFICIENCY

          The Company has reserved for issuance 2,677,000 shares of its common stock relating to common stock purchase warrants outstanding as of December 31, 2000, at prices ranging from $2.50 to $11.09 per share.

          During the year ended December 31, 2000, the Company raised $2,947,000, net of expenses, through a private placement of equity with various investors. Such financing included the exchange of certain outstanding shares of Series D Convertible Preferred Stock for Common Stock, in conjunction with the purchase of new shares of Common Stock by such Series D holders, as well as the exercise of certain outstanding warrants for Common Stock. In addition, the Company received $120,000 from the exercise of 24,000 unrelated warrants.


NOTE 12 - STOCK OPTION PLANS

          The Board of Directors adopted, and the Company's stockholders approved, as amended, a stock option plan (the Plan) pursuant to which 2,250,000 shares of the Company's common stock are reserved for issuance upon the exercise of options granted to officers, employees, consultants and directors of the Company. Options issued under the Plan are nonqualified stock options (NSO's) and the Board of Directors (Committee) will grant NSO's at an exercise price which is not less than seventy percent of the fair market value on the date such options are granted. The Plan further provides that the maximum period in which stock options may be exercised will be determined by the Committee, except that they may not be exercisable after ten years from the date of grant. At December 31, 2000, options to purchase 1,684,000 shares of common stock were outstanding.

          The Board of Directors adopted, and the stockholders approved, the Company's 1994 Director Option Plan (the Director Plan), as amended, pursuant to which 200,000 shares of the Company's common stock are reserved for issuance upon the exercise of options to be granted to non-employee directors of the Company. Under the Director Plan, an eligible director will automatically receive, at the commencement of the Director's three-year term, nonstatutory options to purchase 15,000 shares of the Company's common stock. For directors elected to less than a three-year term, such directors shall receive an option to purchase 5,000 shares per year to be served as a director. The option exercise price per share shall be equal to the fair market value of such shares at the time of grant. All options granted under the Plan vest ratably over the director's term and are exercisable within ten years from the date of grant, but generally may not be exercised more than 90 days after the date the director ceases to serve as a director of the Company. At December 31, 2000, options to purchase 132,000 shares of the Company's common stock were outstanding under the Director Plan.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 -   STOCK OPTION PLANS (CONTINUED)

         The activity in the Plan and the Director Plan are as follows:

                                                 Exercise Price Per Share
                                         Number of                    Weighted
                                          Options        Range        Average
                                        ------------  -------------   ---------
Balance outstanding, January 1, 1998        365,000    $ 1.63-4.75     $  3.01

Granted                                     380,000      5.56-7.13        5.60
Exercised                                   (28,000)     2.13-4.75        2.75
Expired                                     (18,000)     2.13-6.50        4.10
                                        ------------  -------------   ---------

Balance outstanding, December 31, 1998      699,000      1.63-4.75        4.38

Granted                                     590,000      6.13-12.00       9.85
Exercised                                   (35,000)     2.13-6.50        3.27
Expired                                     (32,000)     2.13-12.00       8.08
                                        ------------  -------------   ---------

Balance outstanding, December 31, 1999    1,222,000      1.63-12.00       6.95

Granted                                     850,000      .50-14.25        2.14
Expired                                    (256,000)     2.13-12.00       9.02
                                        ------------  -------------   ---------

Balance outstanding, December 31, 2000    1,816,000   $  .50-14.25      $ 4.41
                                        ============  =============   =========

Exercisable, December 31, 2000              948,000   $  1.63-12.00     $ 4.96
                                        ============  =============   =========



     The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been adjusted to the pro forma amounts indicated below:



                                                                       2000                1999                  1998
Net loss applicable to common stockholders:
As reported                                                     $  (20,792,000)       $ (22,651,000)        $ (11,646,000)
Pro forma                                                          (22,981,000)         (23,735,000)          (12,024,000)

Net loss per share applicable to common stockholders:
As reported                                                     $        (1.83)       $       (2.84)        $       (1.58)
Pro forma                                                                (2.03)               (2.98)                (1.63)

\
               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12 - STOCK OPTION PLANS (CONTINUED)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rate of 5.5%, 5.5% and 5%, respectively; no dividend yield; expected lives of 3 to 10 years; and expected volatility of 108%, 81%, and 91%, respectively.


NOTE 13 - SAVINGS AND RETIREMENT PLAN

          The Company has a savings and retirement plan (the Plan), which covers all eligible employees. Participants in the Plan may elect to make contributions up to a maximum of 20% of their compensation. For each participant, the Company will make a matching contribution of one-half of the participant's contributions, up to 5% of the participant's compensation. Matching contributions are made in the form of the Company's common stock and are vested at the rate of 33% per year based on years of employment. For the years ended December 31, 2000, 1999 and 1998, the Company's matching contributions were approximately $133,000, $165,000, and $104,000, respectively.


NOTE 14 - INCOME TAXES

          A reconciliation of income tax benefit, to the federal statutory rate for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                        2000     1999     1998
Income tax benefit on reported pretax
 loss at federal statutory rate                        (35.0)%  (35.0)%  (35.0)%
State net operating losses                              (6.0)    (6.0)    (6.0)
Net operating loss carryforward not recognized          41.0     41.0     41.0
                                                       ----      ----    -----

Income taxes                                             0.0 %    0.0 %    0.0 %
                                                       ====      ====     =====

          At December 31, 2000 and 1999, the Company recorded net deferred tax assets of approximately $25,524,000 and $16,835,000, respectively, and valuation allowances in the same amounts. The valuation allowances were increased by $8,689,000, $7,133,000, and $4,191,000, for the years ended December 31, 2000, 1999 and 1998, respectively. SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient future taxable income.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 14 -   INCOME TAXES (CONTINUED)

         The net deferred tax asset as of December 31, 2000 and 1999 is comprised of the following:


                                                                  2000            1999
Deferred tax assets:
Net operating loss carryforwards                              $ 25,316,000    $ 16,510,000
Allowance for doubtful accounts                                     73,000         237,000
Asset basis difference, intangible and other assets                135,000          88,000
                                                              ------------    ------------

Deferred tax asset, gross                                       25,524,000      16,835,000
Valuation allowance on deferred tax asset                      (25,524,000)    (16,835,000)
                                                              ------------    ------------

                                                              $         --    $         --
                                                              ============    ============






          At December 31, 2000, the Company has federal net operating loss carryforwards of approximately $61,000,000, which can be utilized against future taxable income and expire through the year 2020. Net operating losses available for state income tax purposes are less than those for federal purposes and generally expire earlier.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

         The Company has leases for office facilities and equipment, which expire in various years through December 2004. Future aggregate minimum annual rental payments as of December 31, 2000 are as follows:

          Year ending December 31,
                  2001                $1,027,000
                  2002                   264,000
                  2003                   130,000
                  2004                    91,000



         Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,014,000, $815,000, and $558,000, respectively. Leased equipment expense for the year ended December 31, 2000 was approximately $64,000.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          In January 1999, the Company brought an action against SmarTalk TeleServices, Inc. ("SmarTalk"), a former party to an agreement in which the Company was to provide prepaid cellular services, for fraud and breach of contract. SmarTalk subsequently filed for bankruptcy, leading the Company to file a proof of claim with the bankruptcy court in the amount of approximately $14.4 million in March 1999. SmarTalk has since disclosed approximately $847,000 in preference payments that it claims the bankrupt estate is entitled to recover from the Company. The Company intends to prosecute its claim against SmarTalk and to vigorously contest any preference action brought by the bankrupt estate.

          The Company is involved in an eviction proceeding with respect to its one of its offices, which houses one of the Company's two call centers. However, the Company is actively engaged in settlement discussions with the landlord/plaintiff in this matter, and is optimistic that a satisfactory resolution will be reached soon.

          The Company, in the ordinary course of business, is a party to various legal actions, the outcome of which, in the opinion of management, will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.


NOTE 16 - OTHER RELATED PARTY TRANSACTIONS

          The Company sub-leases certain office space to affiliates, expiring in December 31, 2001. For the years ended December 31, 2000 and 1999, aggregate monthly rental payments were approximately $140,000 and $64,000, respectively, plus operating expenses, property taxes and rent escalations.

          During 1999, the Company entered into a capitalized lease obligation with an affiliate, expiring in November 2001. Aggregate monthly payments are approximately $21,000.


NOTE 17 - DEPENDENCE UPON KEY RELATIONSHIPS AND MAJOR CUSTOMERS

Approximately 22%, 14% and 10% of the Company's revenues for 2000 were attributable to three customers. Approximately 18%, 16% and 16% of the Company's revenues for 1999 were attributable to three customers. Approximately 24%, 19%, 12% and 10% of the Company's revenues for 1998 were attributable to four customers. The agreements with these companies are terminable with cause and require written notification, typically effective upon relatively short notice. The termination of any one of these agreements would have a material adverse effect on the Company.

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 18 -   SELECTED QUARTERLY RESULTS (UNAUDITED)


                         First          Second        Third         Fourth
                        Quarter        Quarter       Quarter        Quarter
2000
Revenues               $ 9,744,000   $ 8,185,000   $ 8,307,000    $ 6,508,000
                      =============  ============  ============  =============


Gross margin           $ 1,667,000   $ 1,233,000   $ 1,280,000      $ 426,000
                      =============  ============  ============  =============


Net loss              $ (4,488,000)  $ (4,585,000) $ (3,981,000) $ (6,930,000)
                      =============  ============  ============  =============


Loss per common
 share:
Basic and diluted          $ (0.55)      $ (0.47)      $ (0.33)       $ (0.48)
                      =============  ============  ============  =============



1999
Revenues               $ 5,621,000   $ 6,461,000   $ 7,893,000    $ 8,296,000
                      =============  ============  ============  =============


Gross margin           $ 1,029,000   $ 1,632,000   $ 2,262,000    $ 1,421,000
                      =============  ============  ============  =============


Net loss              $ (4,355,000)  $ (3,581,000) $ (3,409,000) $ (5,520,000)
                      =============  ============  ============  =============

Loss per common
 share:
Basic and diluted          $ (1.12)      $ (0.49)      $ (0.45)       $ (0.78)
                      =============  ============  ============  =============

NOTE 19 - SEGMENT INFORMATION

          The Company complies with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 -   SEGMENT INFORMATION (CONTINUED)

         Operating segment information for 2000, 1999, and 1998 is summarized as follows:


                                            Rental          Debit         Activation       Corporate     Consolidated

Revenues                         2000   $ 10,046,000    $ 22,450,000    $    248,000    $       --      $ 32,744,000
                                 1999     12,939,000      14,280,000       1,052,000                      28,271,000
                                 1998     14,037,000      12,737,000       1,426,000                      28,200,000

Depreciation
and amortization                 2000        320,000         283,000          11,000         763,000       1,377,000
                                 1999        326,000         280,000          22,000         845,000       1,473,000
                                 1998        429,000         101,000          10,000         792,000       1,332,000

Bad debt expense                 2000        645,000         210,000                                         855,000
                                 1999        883,000         306,000          28,000                       1,217,000
                                 1998      1,441,000       2,097,000          16,000                       3,554,000

Operating income (loss)          2000        236,000     (13,856,000)         55,000      (5,831,000)    (19,396,000)
                                 1999      1,034,000     (10,964,000)        (20,000)     (6,334,000)    (16,284,000)
                                 1998       (777,000)     (5,942,000)       (365,000)     (3,604,000)    (10,688,000)

Interest expense, net            2000                                                        (582,000)      (582,000)
                                 1999                                                        (574,000)      (574,000)
                                 1998                                                        (952,000)      (952,000)

Income (loss) before
income taxes                     2000        236,000     (13,856,000)         55,000      (6,413,000)    (19,978,000)
                                 1999      1,034,000     (10,964,000)        (20,000)     (6,908,000)    (16,858,000)
                                 1998       (777,000)     (5,942,000)       (365,000)     (4,556,000)    (11,640,000)

                 SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                          VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended December 31, 2000, 1999 and 1998






                                      Balance at          Charged to                             Balance at
                                      Beginning           Costs and                                  End
     Description                       of Year             Expenses           Deductions(1)        of Year
                                      ----------          ----------          ----------          ----------
Year Ended December 31, 2000:
  Allowance for doubtful accounts     $  495,000          $  855,000          $1,171,000          $  179,000
                                      ==========          ==========          ==========          ==========

Year Ended December 31, 1999:
  Allowance for doubtful accounts     $  896,000          $1,217,000          $1,618,000          $  495,000
                                      ==========          ==========          ==========          ==========

Year Ended December 31, 1998:
  Allowance for doubtful accounts     $  991,000          $3,554,000          $3,649,000          $  896,000
                                      ==========          ==========          ==========          ==========



(1)  Represents write off of uncollectible accounts, net of recoveries.

                                    PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11

EXECUTIVE COMPENSATION

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference items 10, 11, 12 and 13 in its Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2001 (to be filed with the Securities and Exchange Commission on or before April 30,
2001).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K.

(a)  FINANCIAL STATEMENTS

See Part II, Item 8 hereof.

(b)  REPORTS ON FORM 8-K

On November 14, 2000, the Company filed a report on Form 8-K, Item 5, concerning the executed definitive agreement and plan of merger with SATX, Inc. pursuant to which SATX, Inc. would have merged into Shared Technologies Cellular, Inc. and shareholders of SATX, Inc. would have received 17 million shares of the surviving company. On February 7, 2001, the Company issued a press release announcing that the Company had ceased negotiations with SATX, Inc., due to the absence of necessary financing to consummate the merger and the mutual decision of SATX and the Company to terminate the agreement and plan of merger.

(c)      EXHIBITS

EXHIBIT NO.                DESCRIPTION OF EXHIBIT

3.(i) Second Restated Certificate of Incorporation dated February 29, 2000. Incorporated by reference from exhibit 3.(i) to the Company's Form 10-K dated March 27, 2000.

3.(ii) Certificate of Amendment of Certificate of Incorporation, dated June 30, 2000. Incorporated by reference from exhibit 3.(i) to the Company's Quarterly Report on Form 10-Q dated August 13, 2000.

3.(iii) Amended and Restated By-laws, dated July 7, 1999. Incorporated by reference from Exhibit 3.(ii) to the Company's Form 10-K dated March 27, 2000.

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

4.17 First Amendment to Loan Agreement by and between the Company and Citizens Bank of Massachusetts dated December 3, 1999. Incorporated by Reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated May 11, 2000.

4.18 Second Amendment to Loan Agreement by and between the Company and Citizens Bank of Massachusetts dated May 1, 2000. Incorporated by Reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q dated May 11, 2000.


4.19 Third Amendment to Loan Agreement by and between the Company and Citizens Bank of Massachusetts dated August 8, 2000. Incorporated by Reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q dated August 13, 2000.

4.20 Fourth Amendment to Loan Agreement by and among the Company, Citizens Bank of Massachusetts and Mobile Investments LLC dated March 1, 2001.

4.21 Referral Agreement by and between the Company and William Bolles dated November 28, 2000, as amended (the "Agreement").

4.22              First Amendment to the Agreement, dated January 7, 2001.

10.1 Lease Agreement by and between Putnam Park Associates and the Company dated January 1, 1995. Incorporated by reference from
                  Exhibit 10.10 to the Company's Registration Statement on Form SB-2 filed with Amendment No. 1 to such Registration Statement dated January 4, 1995.

10.2 Sample Customer Service Agreement. Incorporated by reference from Exhibit 10.15 to the Company's Registration Statement on Form SB-2 filed with Amendment No. 1 to such Registration Statement dated January 4, 1995.

10.3 Sample Customer Service Agreement. Incorporated by reference from Exhibit 10.16 to the Company's Registration Statement on Form SB-2 filed with Amendment No. 1 to such Registration Statement dated January 4, 1995.

10.4 Shared Technologies Cellular, Inc. Savings and Retirement Plan, Effective as of April 1, 1996. Incorporated by reference from Exhibit 10.15 to the Company's Form 10-K dated March 27, 1997.

10.5              1994 Stock Option Plan, as amended, June 28, 2000.

10.6              1994 Director Option Plan, as amended, July 7, 1999.

10.7* Prepaid Cellular Reseller Agreement by and between the Company and MCI Telecommunications Corporation and WorldCom Technologies, Inc. dated February 19, 1999. Incorporated by reference from Exhibit 10.11 to the Company's Form 10-K dated March 30, 1999.

10.8 Employment Agreement by and between Anthony D. Autorino and the Company, effective October 1, 1999. Incorporated by reference from Exhibit 10.12 to the Company's Form 10-K dated March 27, 2000.

10.9 Employment Agreement by and between Sean P. Hayes and the Company, effective October 1, 1999. Incorporated by reference from Exhibit 10.14 to the Company's Form 10-K dated March 27, 2000.

10.10 Employment Agreement by and between Kenneth M. Dorros and the Company, effective October 1, 1999. Incorporated by reference from Exhibit 10.15 to the Company's Form 10-K dated March 27, 2000.

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

                                    SHARED TECHNOLOGIES CELLULAR, INC.
                                    (Registrant)

                                    \s\ Anthony D. Autorino
                                 By Anthony D. Autorino
                                    Chief Executive Officer and Director
                                    Date:  March 27, 2001

                                    \s\ Ismael Pinho
                                 By Ismael Pinho
                                    Chief Financial Officer
                                    Date:  March 27, 2001

                                POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Anthony D. Autorino and Ismael Pinho, and each of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign on his behalf individually and in each capacity stated below any amendment, including post-effective amendments, to this Registration Statement under the Securities Act of 1933, as amended, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Anthony D. Autorino                         By: /s/ William A. DiBella                        By: /s/ Nicholas E. Sinacori
Anthony D. Autorino                                William A. DiBella                                Nicholas E. Sinacori
Chief Executive Officer                            Director                                          Director
and Director                                       Date:  March 27, 2001                              Date:  March 27, 2001
Date:  March 27, 2001

By: /s/ Ajit G. Hutheesing                         By: /s/ Thomas H. Decker                          By: /s/ Victor Grillo, Sr.
Ajit G. Hutheesing                                          Thomas H. Decker                         Victor Grillo, Sr.
Director                                                    Director                                         Director
Date:  March 27, 2001                              Date:  March 27, 2001                             Date:  March 27, 2001

* By: /s/ Anthony D. Autorino
Anthony D. Autorino
Attorney-in-fact