Form 10-Q
period 2001-03-31
SHARED TECHNOLOGIES CELLULAR INC
filed 2001-05-15
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________

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

                                                Yes  [X]       No  [ ]

As of May 14, 2001, there were 15,818,000 shares outstanding of the registrant's Common Stock, $.01 par value

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

PART 1  FINANCIAL INFORMATION                                               PAGE

  Item 1.  Financial Statements (Unaudited).

           Report of Independent Public Accountants                            3

           Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000                                                   4

           Consolidated Statements of Operations for the Three Months Ended
           March 31, 2001 and 2000                                             5

           Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 2001 and 2000                                           6-7

           Notes to Consolidated Financial Statements                       8-11

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                      12-15

  Item 3.  Quantitative and Qualitative Disclosures about Market Risks        16

PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                 17

  Item 2.  Changes in Securities and Use of Proceeds.                         17

  Item 3.  Defaults Upon Senior Securities.                                   17

  Item 6.  Exhibits and Reports on Form 8-K.                                  18


SIGNATURE                                                                     19

                         Independent Accountants' Report



To the Shareholders and Board of Directors of Shared Technologies Cellular, Inc.

We have reviewed the accompanying consolidated balance sheet of Shared Technologies Cellular, Inc. and Subsidiaries as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements and Note 3 to the annual financial statements for the year ended December 31, 2000 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 3 to the respective financial statements.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Shared Technologies Cellular, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2001, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Roseland, New Jersey                      /s/ Rothstein, Kass & Company, P.C.
May 3, 2001

ITEM 1.  FINANCIAL STATEMENTS

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

                                                                               March 31, 2001     December 31, 2000
                                                                               --------------     -----------------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                          $     22,000         $     84,000
  Accounts receivable, less allowance for doubtful accounts
      of $230,000 and $179,000 in 2001 and 2000                                    1,078,000            1,023,000
  Inventories                                                                        374,000              641,000
  Prepaid expenses and other current assets                                        1,009,000            1,174,000
                                                                                ------------         ------------

              Total current assets                                                 2,483,000            2,922,000
                                                                                ------------         ------------

TELECOMMUNICATIONS AND OFFICE EQUIPMENT, NET                                         765,000              891,000
                                                                                ------------         ------------

OTHER ASSETS:
   Intangible assets, net                                                          5,510,000            5,666,000
   Deposits and other                                                                531,000              586,000
                                                                                ------------         ------------

              Total other assets                                                   6,041,000            6,252,000
                                                                                ------------         ------------

                                                                                $  9,289,000         $ 10,065,000
                                                                                ============         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt                                             $  1,888,000         $    415,000
  Accounts payable                                                                10,185,000           10,121,000
  Accrued expenses and other current liabilities                                  10,785,000           10,485,000
  Deferred revenues                                                                4,198,000            4,946,000
                                                                                ------------         ------------

              Total current liabilities                                           27,056,000           25,967,000
                                                                                ------------         ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                 450,000              475,000
                                                                                ------------         ------------

REDEEMABLE PUT WARRANT                                                               200,000              200,000
                                                                                ------------         ------------

SERIES C AND D REDEEMABLE PREFERRED STOCK,  issued and
     outstanding 7,800 shares in 2001 and 2000                                     8,766,000            8,649,000
                                                                                ------------         ------------

STOCKHOLDERS' DEFICIT:
   Preferred Stock,$.01 par value, authorized 5,000,000 shares, no shares issued or outstanding
  Common Stock, $.01 par value, authorized 30,000,000 shares, issued and outstanding 13,976,000 shares in 2001
      and 13,903,000 in 2000                                                         140,000              139,000
  Capital in excess of par value                                                  46,452,000           46,432,000
  Accumulated deficit                                                            (73,775,000)         (71,797,000)
                                                                                ------------         ------------

              Total stockholders' deficit                                        (27,183,000)         (25,226,000)
                                                                                ------------         ------------

                                                                                $  9,289,000         $ 10,065,000
                                                                                ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31,

                                                                2001                 2000
                                                            ------------         ------------
REVENUES                                                    $  6,774,000         $  9,744,000

COST OF REVENUES                                               4,949,000            8,077,000
                                                            ------------         ------------

GROSS MARGIN                                                   1,825,000            1,667,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   3,482,000            5,865,000

BAD DEBT EXPENSE                                                 167,000              208,000
                                                            ------------         ------------
LOSS FROM OPERATIONS                                          (1,824,000)          (4,406,000)

INTEREST EXPENSE, NET                                            (29,000)             (77,000)
                                                            ------------         ------------

LOSS BEFORE INCOME TAXES                                      (1,853,000)          (4,483,000)

INCOME TAXES                                                      (8,000)              (5,000)
                                                            ------------         ------------
NET LOSS                                                      (1,861,000)          (4,488,000)

PREFERRED STOCK DIVIDENDS                                       (117,000)            (307,000)
                                                            ------------         ------------

NET LOSS APPLICABLE TO COMMON STOCK                         ($ 1,978,000)        ($ 4,795,000)
                                                            ============         ============

BASIC AND DILUTED LOSS PER COMMON SHARE                     ($      0.14)        ($      0.55)
                                                            ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          13,937,000            8,774,000
                                                            ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31,

                                                                                       2001                2000
                                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss, before preferred stock dividend                                        ($1,861,000)        ($4,488,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities;
        Accretion of interest on capital lease                                           4,000              26,000
        Depreciation and amortization                                                  285,000             941,000
        Bad debt expense                                                               167,000             208,000
        Common stock issued for compensation
        and services                                                                    21,000              44,000
        Change in operating assets and liabilities:
           Accounts receivable                                                        (222,000)            149,000
           Inventories                                                                 267,000             892,000
           Prepaid expenses and other current assets                                   165,000             (79,000)
           Accounts payable, accrued expenses and other current liabilities            279,000             921,000
           Deferred revenues                                                          (748,000)             97,000
                                                                                   -----------         -----------
   NET CASH USED IN OPERATING ACTIVITIES                                            (1,643,000)         (1,289,000)
                                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in deposits                                                                 55,000                   0
   Purchases of equipment                                                               (3,000)           (118,000)
                                                                                   -----------         -----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  52,000            (118,000)
                                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from financial facility                                                1,628,000                   0
   Repayments of financial facility                                                    (99,000)                  0
   Repayments of long-term debt and capital lease obligations                                0             (75,000)
   Proceeds from exercise of warrants and options                                            0             120,000
                                                                                   -----------         -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,529,000              45,000
                                                                                   -----------         -----------

NET DECREASE IN CASH                                                                   (62,000)         (1,362,000)

CASH, BEGINNING OF PERIOD                                                               84,000           1,635,000
                                                                                   -----------         -----------
CASH, END OF PERIOD                                                                $    22,000         $   273,000
                                                                                   ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Three Months Ended March 31,

                                                             2001              2000
                                                          ----------        ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                                             $  251,000        $   64,000
                                                          ==========        ==========

     Income taxes                                         $    8,000        $    5,000
                                                          ==========        ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Redeemable preferred stock issued as preferred
stock dividends                                           $  115,000        $  301,000
                                                          ==========        ==========

Conversion of convertible notes into common stock         $        0        $1,700,000
                                                          ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2001 (Unaudited)

1. BASIS OF PRESENTATION. The consolidated financial statements included herein have been prepared by Shared Technologies Cellular, Inc. ("STC" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the consolidated financial position, results of operations and cash flows for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 2000 report on Form 10-K. Certain reclassifications to prior year consolidated financial statements were made in order to conform to the 2001 presentation. The consolidated financial statements included herein are not necessarily indicative of the results for the fiscal year ending December 31, 2001.

2. UNCERTAINTY - ABILITY TO CONTINUE AS A GOING CONCERN. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained significant cumulative net losses and has a working capital deficit. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company has taken certain short-term measures to improve its condition, such as seeking an increased credit facility (see Note 6) and certain cost cutting measures, an additional infusion of cash from debt or equity financing, which the Company is seeking, will be required to meet the Company's short-term and long-term liquidity requirements. Further, management's plans also include the continued generation of revenue growth in both the prepaid and rental operations during the remainder of 2001. Efforts to generate revenue growth in the Company's prepaid operations are focused on three of the Company's programs: Total Communications, Private Label Agent and CellEase Universal Platform Programs. Efforts to generate growth in the Company's rental operations are focused on the increased emphasis on the Company's car rental partners' locations. There can be no assurances that management's plans, as described in the preceding paragraph, will be realized.

3. LOSS PER COMMON SHARE. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. Diluted loss per common share was the same as basic loss per common share for the three-month periods ended March 31, 2001 and 2000 because all other securities would have been antidilutive as a result of the Company's losses.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist of the following at March 31, 2001 and December 31, 2000:

                                        2001              2000
          Prepaid access fees        $  642,000        $  725,000
          Note receivable               130,000           289,000
          Other                         237,000           160,000
                                     ----------        ----------
                                     $1,009,000        $1,174,000

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES. Accrued expenses and other current liabilities consist of the following at March 31, 2001 and December 31, 2000:

                                                     2001               2000
          State and municipal obligations        $ 6,688,000        $ 6,462,000
          Payroll and payroll taxes                  657,000            802,000
          Commissions                                      0             99,000
          Unbilled carrier fees                    2,411,000          2,180,000
          Other                                    1,029,000            942,000
                                                 -----------        -----------
                                                 $10,785,000        $10,485,000

6. REVOLVING CREDIT FACILITY. In March 2001, the Company's Chairman and Chief Executive Officer assumed the position as the Company's primary lender by purchasing an existing loan from a former lender and subsequently assigned his rights and obligations under such loan to Mobile Investments LLC ("Mobile"), a limited liability company formed by a group of investors in order to make funds available to the Company. Mobile agreed to increase the maximum loan amount available under this credit facility to $5,000,000, subject to certain conditions, including the ability of Mobile to procure such funds from its members. The Company's Chairman and Chief Executive Officer is an investor in Mobile. As of March 31, 2001, the Company had received approximately $1,628,000 under the credit facility, which included $337,000 that was paid to the former lender, on behalf of the Company, which amount satisfied all obligations of the Company to the former lender. An additional $725,000 of the funding under the credit facility will be used by Mobile to satisfy a placement fee and various other fees and interest charges related to the credit facility. The credit facility with Mobile has a maturity date of September 30, 2001 and prepaid interest at 12% and is secured by all the assets of the Company. In conjunction with the credit facility, the Company issued to Mobile warrants for the purchase of 7,000,000 shares of the Company's Common Stock and agreed to use its best efforts to obtain shareholder approval to authorize sufficient shares of common stock to issue an additional warrant for the purchase of 3,000,000 shares. The warrants issued to Mobile have an exercise price of $0.30 per share and one-half of all the warrants expire the later of September 14, 2001 or the date on which the Company pays in full all obligations and one-half of the warrants expire the later of March 14, 2004 or date on which the Company pays in full all obligation. If the credit facility is not repaid in full by September 30, 2001 by the Company, then the exercise price will be $0.15 per share.

The warrants vest on a pro-rata basis, as funds are received by the Company under the credit facility. As of March 31, 2001, warrants to acquire a total of 3,256,000 of such shares had vested with an estimated value of $65,000. The value of the warrants, as they are issued, and fees incurred in obtaining the credit facility, will both be amortized as additional interest expense over the 6-month life of the credit facility. In addition, the Board of Directors of the Company agreed to elect two directors designated by Mobile to the Company's Board of Directors, and the Company agreed to pay to Mobile a $250,000 placement fee.

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

The Company is involved in an eviction proceeding due to non-payment of rent with respect to its Hartford office, which houses one of the Company's two call centers (Connecticut Constitution Assoc. L. P. v. Shared Technologies Cellular, Inc., Superior Court, State of Connecticut, Case No. HDSP 113363, dated February 12, 2001). The landlord/plaintiff is seeking to remove the Company from the premises and to collect past due rents. However, the Company is actively engaged in settlement discussions with the landlord/plaintiff in this matter, and is optimistic that a satisfactory resolution will be reached soon.

The Company is not involved in any other litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

8. SEGMENT INFORMATION. Segment information listed below reflects the three principal business units of the Company, which are the rental business, prepaid business and the activation business which was discontinued in the second quarter of 2000. Each segment is managed according to the products that are provided to the respective customers and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM uses segment information relating to the operations of each segment. However, a segment balance sheet is not prepared or used by the CODM.

            Operating segment information for the three-month periods ended March 31, 2001 and 2000 is summarized as follows:

                             Rental          Prepaid          Activation        Corporate       Consolidated
2001
Revenues                  $ 1,834,000      $ 4,940,000       $        --                         $ 6,774,000
                          -----------      -----------       -----------                         -----------

Income (loss) before
  income taxes            $    72,000      $  (737,000)      $        --       $(1,188,000)      $(1,853,000)
                          -----------      -----------       -----------       -----------       -----------

                             Rental          Prepaid          Activation        Corporate       Consolidated
2000
Revenues                  $ 2,595,000      $ 7,023,000       $   126,000                         $ 9,744,000
                          -----------      -----------       -----------                         -----------

Income (loss) before
  income taxes            $   (38,000)     $(3,075,000)      $    15,000       $(1,385,000)      $(4,483,000)
                          -----------      -----------       -----------       -----------       -----------

9. SUBSEQUENT EVENT. In April 2001, the Company, pursuant to a January 2001 referral agreement, issued 1,500,000 shares (valued at approximately $350,000) of the Company's common stock, $.01 par value, to a consultant in consideration of services rendered by the consultant in connection with obtaining a contractual relationship for the Company with a specific personality pursuant to which this personality will render promotional services for a specific Company product. Since the promotional services have not been performed, the Company has reflected this transaction as an increase and decrease to stockholders' equity in the accompanying consolidated balance sheet as of March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

Revenues for the first quarter of 2001 were $6,774,000, compared to $9,744,000 for the first quarter of 2000, a decrease of $2,970,000. The net loss applicable to Common Stock for the first quarter of 2001 was $1,978,000, compared to $4,795,000 for the first quarter of 2000. The net basic and diluted loss per Common Share was $0.14 for 2001, compared to $0.55 for 2000.

Revenues

Prepaid operations had revenues of $4,940,000 for the first quarter of 2001, compared to $7,023,000 for the first quarter of 2000. The decrease in revenues of $2,083,000 (30%) was attributable to several factors. Due to market conditions and the Company's cash constraints, in the latter part of fiscal 2000 the Company changed its emphasis to bottom line profitability and away from customer growth with aggressive incentives. Consequently, the Company curtailed unprofitable relationships that had been generating new customers, but at an excessive cost to STC. As a result, the total number of customers decreased by approximately 29% between the first quarter of 2001 and 2000, however the gross margin for prepaid operations improved significantly. The Company also recognized $600,000 of revenues related to prepaid cards previously sold that the Company had determined would not be redeemed. In addition, first quarter of 2001 prepaid operations revenues included $585,000 from the sale of approximately 21,000 prepaid cellular phones, compared to $1,947,000 in the first quarter of 2000 from the sale of approximately 38,000 prepaid cellular phones.

The Company's cellular phone rental operations had revenues of $1,834,000 for the first quarter of 2001, compared to $2,595,000 for the first quarter of 2000. The decrease of $761,000 (29%) was attributable to a drop of 50% in the number of rental agreements to 11,000, partially offset by an increase in the average revenue per rental agreement to $170 for 2001, compared to $120 for 2000. The decrease in the number of rentals was partially attributable to two car rental companies discontinuing their cellular phone rental programs, National Car Rental in June 2000 and Alamo Car Rental in September 2000. In addition, during the fourth quarter of 2000 the Company closed several non-performing locations as part of its emphasis on improving bottom line profitability. In the first quarter of 2001, the Company began developing new market opportunities focused on local events and national corporate meeting planner events to increase rentals outside of its traditional business at car rental locations.

The Company's cellular activation operations had no revenues for the first quarter of 2001, compared to $126,000 for the first quarter of 2000. The cellular activations related to the MOVE program was terminated in the second quarter of 2000. The MOVE program provided cellular service activations to customers who moved from one cellular market to another.

Gross Margin

Gross margin was 27% of revenues for the first quarter of 2001, compared to 17% for the first quarter of 2000. The improvement in gross margin was mainly due to prepaid operations. The following table summarizes revenues by operating segments and the corresponding gross margins for the two periods:

                           2001                        2000
                  Revenues     Gross margin   Revenues     Gross margin
Prepaid              73%           16%           72%            1%
Rental               27%           57%           27%           60%
Activation            0%            0%            1%           32%
                    100%           27%          100%           17%

Gross margin for prepaid operations improved significantly in the first quarter of 2001, compared to the first quarter of 2000. As previously discussed, the Company has been emphasizing profitability over customer growth. Consequently, the Company was able to reduce commissions paid to distributors by approximately 25% between the two periods, and negotiated lower line access and usage charges with various carriers. As a result, carrier charges, as a percentage of revenues, decreased to 77% in the first quarter of 2001, compared to 95% in the first quarter of 2000.

Gross margin for cellular phone rental operations decreased slightly in the first quarter of 2001, compared to the first quarter of 2000. The decrease was attributable to lower utilization of the cellular phone line inventory, from 39% in the first quarter of 2000, compared to 24% in the first quarter of 2001. The lower utilization was due to excessive lines that could not be deactivated at a sufficient rate to absorb the overcapacity of lines created by the closing of non-performing locations and the decrease in the number of rentals. The Company is working with the carrier to reduce the number of active lines and improve the Company's utilization rate.

Selling, General & Administrative Expenses

Selling, general and administrative expenses (SG&A) were $3,482,000 for the first quarter of 2001, compared to $5,865,000 for the first quarter of 2000, a decrease of $2,383,000 (41%). As a percentage of revenues, SG&A decreased to 51% for 2001, compared to 60% for 2000. The decrease, or improvement, was attributable to several factors. In the second half of 2000, the Company implemented SG&A cost reductions, mainly by reducing the number of employees. The Company had 382 employees at the end of the first quarter of 2000, compared to 225 employees at the end of the first quarter of 2001. Cost savings related to employee expenses were approximately $1,147,000 between the two periods. In addition, in the first quarter of 2000, the Company recognized $795,000 in fees related to the services agreement with Retail Distributors, Inc. entered into in early 1999, of which approximately $623,000 was non-cash amortization.

Bad Debt Expense

Bad debt expense was $167,000 for the first quarter of 2001, compared to $208,000 for the first quarter of 2000, a decrease of $41,000 (20%). As a percentage of revenues, bad debt expense was approximately 2% for both 2001 and 2000.

Interest Expense

Interest expense, net of interest income, was $29,000 for the first quarter of 2001 compared to $77,000 for the first quarter of 2000. Interest expense for the first quarter of 2001 was mainly attributable to vendors because the Company delayed payments to vendors beyond normal terms. Interest expense for the first quarter of 2000 was mainly due to the Company's revolving credit facility with Citizens Bank of Massachusetts. Interest expense for the balance of the year is expected to increase significantly, as a result of the credit facility with Mobile (see Note 6 in Notes to Consolidated Financial Statements).

Preferred Stock Dividends

Preferred stock dividends were $117,000 for the first quarter of 2001, compared to $307,000 for the first quarter of 2000. Preferred stock dividends for both the first quarters of 2001 and 2000 represented the 6% premium on the outstanding Series C and D Shares and the accretion of the value of the Warrants issued in conjunction with the Series C and D Shares. Approximately $8,000,000 of the Series C Shares was outstanding at March 31, 2001, compared to $14,000,000 at March 31, 2000. Approximately $100,000 of the Series D Shares was outstanding at March 31, 2001, compared to $6,100,000 at March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $24,573,000 at March 31, 2001, compared to a deficit of $23,045,000 at December 31, 2000. Stockholders' deficit at March 31, 2001 was $27,183,000, compared to a deficit of $25,226,000 at December 31, 2000.

Net cash used in operations for the three-month period ended March 31, 2001 was $1,643,000. This was mainly attributable to the operating loss for the period, offset by the non-cash depreciation and amortization expense and other charges. The decrease in deferred revenues included $600,000 from prepaid cards previously sold that the Company has determined would not be redeemed. Net cash used in operations for the three-month period ended March 31, 2000 was $1,289,000. This was mainly due to the operating loss for the period, partially offset by a reduction of $892,000 in the prepaid cellular phones purchased in the fourth quarter of 1999 and used in the first quarter of 2000, and a $921,000 increase in accounts payable as the Company delayed the payments to vendors.

For the three-month period ended March 31, 2001, the Company decreased its outstanding deposit with a certain vendor by $55,000. Net cash used in investing activities for the three-month period ended March 31, 2000 was $118,000, primarily for the purchase of Nextel cellular phones for the Rental Division.

In March 2001, the Company's Chairman and Chief Executive Officer assumed the position as the Company's primary lender by purchasing an existing loan from a former lender and subsequently assigned his rights and obligations under such loan to Mobile Investments LLC ("Mobile"), a limited liability company formed by a group of investors in order to make funds available to the Company. Mobile agreed to increase the maximum loan amount available under this credit facility to $5,000,000, subject to certain conditions, including the ability of Mobile to procure such funds from its members. The Company Chairman and Chief Executive Officer is an investor in Mobile. As of March 31, 2001, the Company had received approximately $1,628,000 under the credit facility, which included $337,000 that was paid to the former lender, on behalf of the Company which amount satisfied all obligations of the Company to the former lenders. An additional $725,000 of the funding under the credit facility will be used by Mobile to satisfy various fees and interest charges related to the credit facility. As of May 14, 2001, the Company had received an additional $1,450,000 under the credit facility and anticipates receiving the balance, $1,197,000, by the end of May 2001.

During the three-month period ended March 31, 2001, the Company borrowed approximately $1,628,000 from Mobile and repaid $99,000 owed to Citizens, which amount satisfied all obligations of the Company to Citizens. Due to the Company's cash constraints, however, during the three-month period ended March 31, 2001, the Company did not make the required interest and principal payments on its outstanding 10% promissory notes due March 2002 and 5% convertible notes due May 2005, and as a result is in default under these notes. As of May 14, 2001, the aggregate principal amount outstanding under these notes was $569,000; total principal and interest accrued and payable was approximately $51,000. However, the Company is currently working with the noteholders to renegotiate the terms of the notes. During the three-month period ended March 31, 2000, the Company received $120,000 from the exercise of 24,000 warrants.

The Company's landlord is seeking to remove the Company from its Hartford office due to non-payment of rent. See "Item 1. Legal Proceedings". The landlord claims that the Company owes approximately $70,000 in rent payments to its landlord, however, the Company is actively engaged in settlement discussions with the landlord in this matter, and is optimistic that a satisfactory resolution will be reached soon.

The Company has suffered significant losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. An immediate infusion of cash from debt or equity financing is required to meet the Company's short-term and long-term liquidity requirements and to repay the Mobile credit facility which matures on September 31, 2001. Although the Company is optimistic that it will be successful in raising additional funding, there can be no assurance of its success.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: MANAGEMENT'S DISCUSSION AND ANALYSIS MAY INCLUDE FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES MAY INCLUDE, WITHOUT LIMITATION, TECHNOLOGICAL OBSOLESCENCE, PRICE AND INDUSTRY COMPETITION, FINANCING CAPABILITIES, DEPENDENCE ON MAJOR CUSTOMERS AND RELATIONSHIPS, DEPENDENCE ON RELATIONSHIPS WITH TECHNOLOGY LICENSERS AND TELECOMMUNICATIONS CARRIERS, AND THE COMPANY'S ABILITY TO EFFECTIVELY EXECUTE ITS BUSINESS PLAN WITH RESPECT TO SIGNIFICANT PROJECTED GROWTH IN ITS PREPAID SERVICES DIVISION.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Exposure. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. Cash is invested overnight with high credit quality financial institutions. Based on the Company's overall interest exposure including all interest rate sensitive instruments, a near-term change in interest rate movements would not materially affect the consolidated results of operations or financial position of the Company.

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

The Company is involved in an eviction proceeding due to non-payment of rent with respect to its Hartford office, which houses one of the Company's two call centers (Connecticut Constitution Assoc. L. P. v. Shared Technologies Cellular, Inc., Superior Court, State of Connecticut, Case No. HDSP 113363, dated February 12, 2001). The landlord/plaintiff is seeking to remove the Company from the premises and to collect past due rents. However, the Company is actively engaged in settlement discussions with the landlord/plaintiff in this matter, and is optimistic that a satisfactory resolution will be reached soon.

The Company is not involved in any litigation which, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In March 2001, the Company entered into a credit facility with Mobile Investments LLC ("Mobile"). In conjunction with the credit facility, the Company issued to Mobile warrants for the purchase of 7,000,000 shares of the Company's Common Stock and agreed to use its best efforts to obtain shareholder approval to authorize sufficient shares of common stock to issue an additional warrant for the purchase of 3,000,000 shares. The warrants issued to Mobile have an exercise price of $0.30 per share and one-half of all the warrants expire the later of September 14, 2001 or the date on which the Company pays in full all obligations and one-half of the warrants expire the later of March 14, 2004 or the date on which the Company pays in full all obligations. If the credit facility is not repaid in full by September 30, 2001 by the Company, then the exercise price will be $0.15 per share. The warrants vest on a pro-rata basis, as funds are received by the Company under the credit facility. As of March 31, 2001, warrants to acquire a total of 3,256,000 of such shares had vested. See
Note 6 of Notes to Consolidated Financial Statements for a detailed discussion of the credit facility. The Company is relying on Section 4(2) under the Securities Act of 1933, as amended, and/or Regulation D under such Act in connection with the issuance of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the three-month period ending March 31, 2001, the Company did not make the required interest and principal payments on its outstanding 10% promissory notes due March 2002. The Company also did not make the required interest payments on its outstanding 5% convertible notes due May 2005, and as a result is in default under these notes. As of May 14, 2001, the aggregate principal amount outstanding under these notes was $569,000; total principal and interest accrued and payable was approximately $51,000. However, the Company is currently working with the noteholders to renegotiate the terms of the notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)            EXHIBITS

4.1 Fourth Amendment to Loan Agreement by and between the Company and Citizens Bank of Massachusetts and Mobile Investments LLC, dated March 1, 2001. Incorporated by reference from Exhibit 4.20 to the Company's Form 10-K dated March 27, 2001

4.2 Fifth Amendment to Loan Agreement by and between the Company and Mobile Investments LLC, dated March 30, 2001.

4.3 Sixth Amendment to Loan Agreement by and between the Company and Mobile Investments LLC, dated April 20, 2001.

4.4 Seventh Amendment to Loan Agreement by and between the Company and Mobile Investments LLC, dated May 2, 2001.

4.5 Warrant to Purchase 5,000,000 shares of Common Stock of the Company issued to Mobile Investments LLC, dated March 14, 2001.

4.6 Warrant to Purchase 2,000,000 shares of Common Stock of the Company issued to Mobile Investments LLC, dated March 14, 2001.

4.7 Letter Agreement for the Issuance of Warrant to Purchase 3,000,000 shares of Common Stock of the Company issued to Mobile Investments LLC, dated March 14, 2001.

4.8 Letter Agreement for the Adjustment of Shares to Mobile Investments LLC, dated March 14, 2001

4.9 Amendment to Note by and between the Company and Mobile Investments LLC, dated May 2, 2001.

4.10 Amendment to Note by and between the Company and Mobile Investments LLC, dated March 30, 2001.

(b)            REPORTS ON FORM 8-K

               None

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.











                                    SHARED TECHNOLOGIES CELLULAR, INC.



Date:    May 14, 2001               By: /s/ Ismael Pinho
                                            Ismael Pinho
                                            Chief Financial Officer
                                            (Chief Accounting Officer and
                                             Duly Authorized Officer)