Form 10-Q
period 2001-06-30
SHARED TECHNOLOGIES CELLULAR INC
filed 2001-08-14
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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

            One Talcott Plaza, Suite 501, Hartford, Connecticut 06103
               (Address of principal executive office) (Zip Code)

                                 (860) 240-7700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  X   No

As of August 13, 2001, there were 15,909,000 shares outstanding of the registrant's Common Stock, $.01 par value

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX

ART 1  FINANCIAL INFORMATION                                               PAGE

   Item 1.    Financial Statements (Unaudited).

              Report of Independent Public Accountants                         3

              Consolidated Balance Sheets as of June 30, 2001 and
              December 31, 2000                                                4

              Consolidated Statements of Operations for the Six Months
              Ended June 30, 2001 and 2000                                     5

              Consolidated Statements of Operations for the Three Months
              Ended June 30, 2001 and 2000                                     6

              Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2001 and 2000                                   7-8

              Notes to Consolidated Financial Statements                    9-13

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                         14-20

   Item 3.    Quantitative and Qualitative Disclosures about Market Risks     20

PART II  OTHER INFORMATION

   Item 1.    Legal Proceedings.                                           21-22

   Item 2.    Changes in Securities and Use of Proceeds.                      22

   Item 3.    Defaults Upon Senior Securities.                                22

   Item 4.    Submission of Matters to a Vote of Security Holders.         22-23

   Item 6.    Exhibits and Reports on Form 8-K.                               24

SIGNATURE                                                                     25

                         Independent Accountants' Report


To the Shareholders and Board of Directors of Shared Technologies Cellular, Inc.


We have reviewed the accompanying consolidated balance sheet of Shared Technologies Cellular, Inc. and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements and Note 3 to the annual consolidated financial statements for the year ended December 31, 2000 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 2 and 3 to the respective consolidated financial statements.

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


/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
August 7, 2001

ITEM 1.  FINANCIAL STATEMENTS

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                    June 30, 2001    December 31, 2000
                                                                    -------------    -----------------
                              ASSETS                                 (Unaudited)         (Audited)
CURRENT ASSETS:
  Cash                                                               $    135,000       $     84,000
  Accounts receivable, less allowance for doubtful accounts
      of $265,000 and $179,000 in 2001 and 2000                           539,000          1,023,000
  Inventories                                                             586,000            641,000
  Prepaid expenses and other current assets                             1,131,000          1,174,000
                                                                     ------------       ------------
              Total current assets                                      2,391,000          2,922,000
                                                                     ------------       ------------
TELECOMMUNICATIONS AND OFFICE EQUIPMENT, NET                              707,000            891,000
                                                                     ------------       ------------

OTHER ASSETS:
   Intangible assets, net                                               5,354,000          5,666,000
   Deposits and other                                                     468,000            586,000
                                                                     ------------       ------------
              Total other assets                                        5,822,000          6,252,000
                                                                     ------------       ------------
                                                                     $  8,920,000       $ 10,065,000
                                                                     ============       ============

       LIABILITIES AND STOCKHOLDERS'  DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt                                  $  4,123,000       $    415,000
  Accounts payable                                                     11,433,000         10,121,000
  Accrued expenses and other current liabilities                       10,208,000         10,485,000
  Deferred revenues                                                     3,407,000          4,946,000
                                                                     ------------       ------------
              Total current liabilities                                29,171,000         25,967,000
                                                                     ------------       ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                      450,000            475,000
                                                                     ------------       ------------
REDEEMABLE PUT WARRANT                                                          0            200,000
                                                                     ------------       ------------

SERIES C AND D REDEEMABLE PREFERRED STOCK,  issued and
     outstanding 7,800 shares in 2001 and 2000                          8,885,000          8,649,000
                                                                     ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred Stock,$.01 par value, authorized 5,000,000 shares, no shares issued or outstanding
  Common Stock, $.01 par value, authorized 50,000,000 shares, issued and outstanding 15,873,000 shares in 2001
      and 13,903,000 in 2000                                              159,000            139,000
  Capital in excess of par value                                       46,857,000         46,432,000
  Accumulated deficit                                                 (76,602,000)       (71,797,000)
                                                                     ------------       ------------
              Total stockholders' deficit                             (29,586,000)       (25,226,000)
                                                                     ------------       ------------
                                                                     $  8,920,000       $ 10,065,000
                                                                     ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Six Months Ended June 30,

                                                              2001               2000
                                                          ------------       ------------

REVENUES                                                  $ 12,547,000       $ 17,929,000

COST OF REVENUES                                             9,231,000         15,029,000
                                                          ------------       ------------
GROSS MARGIN                                                 3,316,000          2,900,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 7,106,000         11,443,000

BAD DEBT EXPENSE                                               309,000            399,000
                                                          ------------       ------------
LOSS FROM OPERATIONS                                        (4,099,000)        (8,942,000)

INTEREST EXPENSE, NET                                         (462,000)          (126,000)
                                                          ------------       ------------

LOSS BEFORE INCOME TAXES                                    (4,561,000)        (9,068,000)

INCOME TAXES                                                    (8,000)            (5,000)
                                                          ------------       ------------
NET LOSS                                                    (4,569,000)        (9,073,000)

PREFERRED STOCK DIVIDENDS                                     (236,000)          (529,000)
                                                          ------------       ------------

NET LOSS APPLICABLE TO COMMON STOCK                        ($4,805,000)       ($9,602,000)
                                                          ============       ============

BASIC AND DILUTED LOSS PER COMMON SHARE                         ($0.32)            ($1.01)
                                                          ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        14,829,000          9,554,000
                                                          ============       ============







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended June 30,


                                                              2001               2000
                                                          ------------       ------------

REVENUES                                                  $  5,773,000       $  8,185,000
COST OF REVENUES                                             4,282,000          6,952,000
                                                          ------------       ------------
GROSS MARGIN                                                 1,491,000          1,233,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 3,624,000          5,578,000

BAD DEBT EXPENSE                                               142,000            191,000
                                                          ------------       ------------
LOSS FROM OPERATIONS                                        (2,275,000)        (4,536,000)

INTEREST EXPENSE, NET                                         (433,000)           (49,000)
                                                          ------------       ------------
NET LOSS                                                    (2,708,000)        (4,585,000)

PREFERRED STOCK DIVIDENDS                                     (119,000)          (222,000)
                                                          ------------       ------------

NET LOSS APPLICABLE TO COMMON STOCK                        ($2,827,000)       ($4,807,000)
                                                          ============       ============

BASIC AND DILUTED LOSS PER COMMON SHARE                         ($0.18)            ($0.47)
                                                          ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        15,710,000         10,333,000
                                                          ============       ============






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30,


                                                                                    2001               2000
                                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss, before preferred stock dividend                                      ($4,569,000)      ($9,073,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities;
        Accretion of interest on note payable and capital lease                      381,000            50,000
        Depreciation and amortization                                                570,000         1,929,000
        Bad debt expense                                                             309,000           399,000
        Common stock issued for compensation
        and services                                                                  95,000            58,000
        Change in operating assets and liabilities:
           Accounts receivable                                                       175,000           744,000
           Inventories                                                                55,000           612,000
           Prepaid expenses and other current assets                                 363,000           (22,000)
           Accounts payable, accrued expenses and other current liabilities        1,253,000         3,139,000
           Deferred revenues                                                      (1,539,000)          527,000
                                                                                 -----------       -----------
   NET CASH USED IN OPERATING ACTIVITIES                                          (2,907,000)       (1,637,000)
                                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in deposits                                                              118,000             2,000
   Purchases of equipment                                                            (74,000)         (113,000)
                                                                                 -----------       -----------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                44,000          (111,000)
                                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from financial facility                                              3,091,000           549,000
   Repayments of financial facility                                                  (99,000)         (377,000)
   Repayments of long-term debt and capital lease obligations                        (78,000)                0
   Proceeds from exercise of warrants and options                                          0           120,000
                                                                                 -----------       -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                       2,914,000           292,000
                                                                                 -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                       51,000        (1,456,000)

CASH, BEGINNING OF PERIOD                                                             84,000         1,635,000
                                                                                 -----------       -----------
CASH, END OF PERIOD                                                              $   135,000       $   179,000
                                                                                 ===========       ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Six Months Ended June 30,


                                                                   2001            2000
                                                                ----------      ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                                                   $   68,000      $  131,000
                                                                ==========      ==========
     Income taxes                                               $    8,000      $    5,000
                                                                ==========      ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Issuance of common stock in connection with
services agreement                                              $  150,000      $        0
                                                                ==========      ==========

Issuance of warrants in connection with obtaining
 credit facility                                                $  158,000      $        0
                                                                ==========      ==========

Redeemable preferred stock issued as preferred
stock dividends                                                 $  232,000      $  519,000
                                                                ==========      ==========

Conversion of convertible notes into common stock               $        0      $1,700,000
                                                                ==========      ==========

Conversion of redeemable preferred stock into common stock      $        0      $6,762,000
                                                                ==========      ==========








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2001 (Unaudited)


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

Although the Company has taken certain short-term measures to improve its condition, such as seeking an increased credit facilities (see Notes 6 and 10) and certain cost cutting measures, an additional infusion of cash from debt or equity financing, which the Company is seeking, will be required to meet the Company's short-term and long-term liquidity requirements and to repay the Mobile credit facility that matures on September 30, 2001. Further, management's plans also include the continued generation of revenue growth in both the prepaid and rental operations. Efforts to generate revenue growth in the Company's prepaid operations are focused on three of the Company's programs:
Total Communications, Private Label Agent and CellEase Universal Platform Programs. Efforts to generate growth in the Company's rental operations are focused on the increased emphasis on the Company's car rental partners' locations. There can be no assurances that management's plans, as described above, will be realized.

3. LOSS PER COMMON SHARE. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. Diluted loss per common share was the same as basic loss per common share for the three and six-month periods ended June 30, 2001 and 2000 because all other securities would have been antidilutive as a result of the Company's losses.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist of the following at June 30, 2001 and December 31, 2000:


                                           2001            2000

         Prepaid access fees           $  574,000      $  725,000
         Note receivable                        0         289,000
         Deferred financing costs         192,000               0
         Services agreement               150,000               0
         Other                            215,000         160,000
                                       ----------      ----------
                                       $1,131,000      $1,174,000


5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES. Accrued expenses and other current liabilities consist of the following at June 30, 2001 and December 31, 2000:


                                                  2001             2000

         State and municipal obligations      $ 6,807,000      $ 6,462,000
         Payroll and payroll taxes                508,000          802,000
         Commissions                                    0           99,000
         Unbilled carrier fees                  2,323,000        2,180,000
         Other                                    570,000          942,000
                                              -----------      -----------
                                              $10,208,000      $10,485,000


6. REVOLVING CREDIT FACILITY. In March 2001, the Company's Chairman and Chief Executive Officer assumed the position as the Company's primary lender by purchasing an existing loan from a former lender and subsequently assigned his rights and obligations under such loan to Mobile Investments LLC ("Mobile"), a limited liability company formed by a group of investors in order to make funds available to the Company. Mobile agreed to increase the maximum loan amount under this credit facility to $5,000,000, subject to certain conditions, including the ability of Mobile to procure such funds from its members. The Company's Chairman and Chief Executive Officer is an investor in Mobile. As of June 30, 2001, the Company had approximately $3,960,000 outstanding under the credit facility, which included $338,000 that was paid to the former lender, on behalf of the Company, which amount satisfied all obligations of the Company to the former lender. The outstanding amount also included $632,000 used by Mobile to satisfy a placement fee and various other fees and interest charges related to the credit facility. The credit facility with Mobile has a maturity date of September 30, 2001 and prepaid interest at 12%, and is secured by all of the assets of the Company. In conjunction with the credit facility, the Company issued to Mobile warrants for the purchase of 10,000,000 shares of the Company's Common Stock. The warrants issued to Mobile have an exercise price of $0.30 per share and one-half of all the warrants expire on the later of September 14, 2001 or the date on which the Company pays in full all obligations, and one-half of the warrants expire on the later of March 14, 2004 or the date on which the Company pays in full all obligations. If the Company does not repay the credit facility in full by September 30, 2001, then the exercise price of the warrants will be automatically reduced to $0.15 per share. The warrants vest on a pro-rata basis, as funds are received by the Company under the credit facility. As of June 30, 2001, warrants to acquire a total of 7,920,000 of such shares had vested with an estimated value of $158,000. The value of the warrants, as they are issued, and fees incurred in obtaining the credit facility, will both be amortized as additional interest expense over the 6-month life of the credit facility. In addition, the Board of Directors of the Company agreed to elect two directors designated by Mobile to the Company's Board of Directors. In May 2001, the Board of Directors elected Mr. Christopher McCann, a designate of Mobile, as a Director of the Company.

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

The Company is involved in a lawsuit due to non-payment of rent with respect to its former Hartford office, which housed one of the Company's two call centers (Connecticut Constitution Assoc. L. P. vs. Shared Technologies Cellular, Inc., Superior Court, State of Connecticut, Case No. HDSP 113363, dated February 12,
2001). The landlord/plaintiff is seeking to collect past due rents. In July 2001, the Company moved the Hartford call center to a new location in Hartford, as part of an overall plan to consolidate the call center and the corporate office. The Company intends to attempt to negotiate a resolution with the landlord, however there can be no assurance that any resolution will be reached.

The Company is involved in a lawsuit due to non-payment of rent with respect to its former Wethersfield, CT corporate office (Putnam Park Associates vs. Shared Technologies Cellular, Inc., Superior Court, State of Connecticut, dated July 20, 2001). The landlord/plaintiff is seeking to collect past due rents. In August 2001, the Company moved the corporate office to a new location in Hartford, as part of an overall plan to consolidate the Hartford call center and the corporate office. The Company intends to attempt to negotiate a resolution with the landlord, however there can be no assurance that any resolution will be reached.

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

Operating segment information for the six-month periods ended June 30, 2001 and 2000 is summarized as follows:

                                            Prepaid            Rental         Activation         Corporate       Consolidated
                                          ------------      ------------     ------------      ------------      ------------
    2001
    Revenues                              $  9,143,000      $  3,404,000                                         $ 12,547,000
    Income (loss) before income taxes     $ (1,631,000)     $     98,000                       $ (3,028,000)     $ (4,561,000)

    2000
    Revenues                              $ 12,307,000      $  5,410,000     $    212,000                        $ 17,929,000
    Income (loss) before income taxes     $ (6,569,000)     $    299,000     $     21,000      $ (2,819,000)     $ (9,068,000)

Operating segment information for the three-month periods ended June 30, 2001 and 2000 is summarized as follows:

                                            Prepaid          Rental        Activation        Corporate       Consolidated
                                          -----------      -----------     -----------      -----------      ------------

    2001
    Revenues                              $ 4,203,000      $ 1,570,000                                        $ 5,773,000
    Income (loss) before income taxes     $  (894,000)     $    26,000                       $(1,840,000)     $(2,708,000)

    2000
    Revenues                              $ 5,284,000      $ 2,815,000     $    86,000                       $ 8,185,000
    Income (loss) before income taxes     $(3,495,000)     $   337,000     $     6,000      $(1,433,000)     $(4,585,000)

9.  NEW ACCOUNTING PRONOUNCEMENTS.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-market value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

10.  SUBSEQUENT EVENT.

In July and August 2001, the Company entered into a $500,000 revolving credit facility and obtained two letters of credit that totaled $270,000 from Webster Bank. Both the revolving credit facility and the letters of credit were collateralized by assets pledged by the Company's Chairman and Chief Executive Officer. As of August 13, 2001, the Company had $500,000 outstanding under the revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

Revenues for the first half of 2001 were $12,547,000, compared to $17,929,000 for the first half of 2000, a decrease of $5,382,000. The net loss applicable to Common Stock for the six-month period ended June 30, 2001 was $4,805,000, compared to $9,602,000 for the same period of 2000. The net basic and diluted loss per Common Share was $0.32 for 2001, compared to $1.01 for 2000.

Revenues

Prepaid operations had revenues of $9,143,000 for the first half of 2001, compared to $12,307,000 for the first half of 2000. The decrease in revenues of $3,164,000 (26%) was attributable to several factors. Due to market conditions and the Company's cash constraints, in the latter part of fiscal 2000 the Company changed its emphasis to bottom line profitability and away from customer growth with aggressive incentives. Consequently, the Company curtailed unprofitable relationships that had been generating new customers, but at an excessive cost to the Company. As a result, the total number of customers decreased by approximately 30% between June 30 of 2001 and 2000, however the gross margin for prepaid operations improved significantly. In the first half of 2001, the Company also recognized $1,200,000 of revenues related to prepaid cards previously sold that the Company had determined would not be redeemed. In the first half of 2001, prepaid operations revenues included $1,057,000 from the sale of approximately 34,000 prepaid cellular phones, compared to $2,341,000 from the sale of approximately 44,000 prepaid cellular phones in the first half of 2000.

The Company's cellular phone rental operations had revenues of $3,404,000 for the first half of 2001, compared to $5,410,000 for the first half of 2000. The decrease of $2,006,000 (37%) was attributable to a drop of 51% in the number of rental agreements to 21,000, partially offset by an increase in the average revenue per rental agreement to $161 for 2001, compared to $125 for 2000. The decrease in the number of rentals was partially attributable to two car rental companies discontinuing their cellular phone rental programs; National Car Rental in June 2000 and Alamo Car Rental in September 2000. In addition, during the fourth quarter of 2000 the Company closed several non-performing locations which also lowered revenues in the first half of 2001. In 2001, the Company began developing new market opportunities focused on local events and national corporate meeting planner events to increase rentals outside of its traditional business at car rental locations.

The Company's cellular activation operations had no revenues for the first half of 2001, compared to $212,000 for the first half of 2000. The cellular activations related to the MOVE program was terminated in the second quarter of 2000. The MOVE program provided cellular service activations to customers who moved from one cellular market to another.

Gross Margin

Gross margin was 26% of revenues for the first half of 2001, compared to 16% for the first half of 2000. The improvement in gross margin was due to prepaid operations. The following table summarizes revenues by operating segments and the corresponding gross margins for the two periods:

                          2001                          2000
                  Revenues    Gross margin      Revenues    Gross margin

Prepaid             73%             16%            69%          (5)%
Rental              27%             56%            30%          63%
Activation           0%              0%             1%          31%
                   100%             26%           100%          16%


Gross margin for prepaid operations improved significantly in the first half of 2001, compared to the first half of 2000. As previously discussed, the Company has been emphasizing cost controls over customer growth. The Company negotiated lower line access and usage charges with various carriers. As a result, carrier charges, as a percentage of revenues, decreased to 79% in 2001, compared to 95% in 2000. The Company was also able to reduce commissions paid to distributors by approximately 20% between the two periods.

Gross margin for cellular phone rental operations decreased slightly in the first half of 2001, compared to the first half of 2000. The decrease was attributable to lower utilization of the cellular phone line inventory, from 36% in 2000, compared to 26% in 2001. The lower utilization was due to excessive lines that could not be deactivated at a sufficient rate to absorb the overcapacity of lines created by the closing of non-performing locations and the decrease in the number of rentals. The Company is working with the carrier to reduce the number of active lines and improve the Company's utilization rate.

Selling, General & Administrative Expenses

Selling, general and administrative expenses (SG&A) were $7,106,000 for the first half of 2001, compared to $11,443,000 for the first half of 2000, a decrease of $4,337,000 (38%). As a percentage of revenues, SG&A decreased to 57% for 2001, compared to 64% for 2000. The decrease, or improvement, was attributable to several factors. In the second half of 2000, the Company implemented SG&A cost reductions, mainly by reducing the number of employees. The Company had 345 employees at the end of the first half of 2000, compared to 205 employees at the end of the first half of 2001. Cost savings related to employee expenses were approximately $2,270,000 between the two periods. In addition, in the first half of 2000, the Company recognized $1,575,000 in fees related to the services agreement with Retail Distributors, Inc. entered into in early 1999, of which approximately $1,296,000 was non-cash amortization.

Bad Debt Expense

Bad debt expense was $309,000 for the first half of 2001, compared to $399,000 for the first half of 2000. As a percentage of revenues, bad debt expense was approximately 2% for both 2001 and 2000.

Interest Expense

Interest expense, net of interest income, was $462,000 for the first half of 2001 compared to $126,000 for the first half of 2000. Interest expense for 2001 was mainly attributable to the credit facility with Mobile (see Note 6 in Notes to Consolidated Financial Statements). In the first half of 2001, the Company recognized $82,000 in interest expense and $292,000 in amortized fees classified as additional interest expense related to the credit facility with Mobile. Interest expense for the six-month period ended June 30, 2000 was mainly due to the Company's revolving credit facility with Citizens Bank of Massachusetts.

Preferred Stock Dividends

Preferred stock dividends were $236,000 for the first half of 2001, compared to $529,000 for the first half of 2000. Preferred stock dividends for both 2001 and 2000 represented the 6% premium on the outstanding Series C and D Shares and the accretion of the value of the Warrants issued in conjunction with the Series C and D Shares. Approximately $8,000,000 of the Series C Shares was outstanding at June 30, 2001 and June 30, 2000. However, approximately $7,000,000 of the Series C Shares were converted to Common Shares in April 2000, resulting in the higher preferred stock dividend for the first half of 2000. In addition, approximately $100,000 of the Series D Shares was outstanding at June 30, 2001, compared to $6,100,000 at June 30, 2000.

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

Revenues for the second quarter of 2001 were $5,773,000, compared to $8,185,000 for the second quarter of 2000, a decrease of $2,412,000 (30%). The net loss applicable to Common Stock for 2001 was $2,827,000, compared to $4,807,000 for 2000. The net loss per Common Stock was $0.18 for the second quarter of 2001, compared to $0.47 for the second quarter of 2000.

Revenues

In the second quarter, the Company's prepaid operations had revenues of $4,203,000 for 2001, compared to $5,284,000 for 2000. The decrease in revenues of $1,081,000 (21%) was due to the decline in the number of customers as a result of the Company's efforts to curtail unprofitable relationships that had been generating new customers, but at an excessive cost to the Company.

In the second quarter, the Company's cellular telephone rental operations had revenues of $1,570,000 for 2001, compared to $2,815,000 for 2000. The decrease of $1,245,000 (44%) was attributable to two car rental companies discontinuing their cellular phone rental programs; National Car Rental in June 2000 and Alamo Car Rental in September 2000. In addition, during the fourth quarter of 2000 the Company closed several non-performing locations.

Gross Margin

In the second quarter, gross margin was 26% of revenues for 2001, compared to 15% for 2000. The improvement in gross margin was due to prepaid operations. The following table summarizes the revenues by segment and the corresponding gross margins for the two periods:

                          2001                          2000
                  Revenues    Gross margin      Revenues    Gross margin

Prepaid              73%           15%             65%           (12)%
Rental               27%           54%             34%            66%
Activation            0%            0%              1%            29%
                    100%           26%            100%            15%

In the second quarter, gross margin for the prepaid operations improved as a result of a reduction in carrier access and usage charges, which were 80% of revenues in 2001, compared to 95% in 2000 . Gross margin for the portable cellular rental operations decreased as a result of lower utilization of the cellular phone line inventory. Utilization for the second quarter of 2001 was 28%, compared to 40% in the second quarter of 2000.

Selling, General & Administrative Expenses

In the second quarter, SG&A were $3,624,000 for 2001, compared to $5,578,000 for 2000, a decrease of $1,954,000 (35%). As a percentage of revenues, SG&A decreased to 63% for 2001, compared to 68% for 2000. The decrease, or improvement, was attributable to several factors. In the second half of 2000, the Company implemented SG&A cost reductions, mainly by reducing the number of employees. The Company had 345 employees at the end of the second quarter of 2000, compared to 205 employees at the end of the second quarter of 2001. Cost savings related to employee expenses were approximately $1,125,000 between the two periods. In addition, in the second quarter of 2000, the Company recognized $780,000 in fees related to the services agreement with Retail Distributors, Inc. entered into in early 1999, of which approximately $630,000 was non-cash amortization.

Bad Debt Expense

In the second quarter, bad debt expense was $142,000 for 2001, compared to $191,000 for 2000. As a percentage of revenues, bad debt expense was 2% for both 2001 and 2000.

Interest Expense

In the second quarter, interest expense was $433,000 for 2001, compared to $49,000 for 2000. Interest expense for 2001 was mainly due to the Company's credit facility with Mobile (see Note 6 in Notes to Consolidated Financial Statements). In 2001, the Company recognized $82,000 in interest expense and $292,000 in amortized fees classified as additional interest expense related to the credit facility with Mobile. Interest expense for 2000 was mainly attributable to the revolving credit facility with Citizens Bank of Massachusetts and debt from acquisitions made in the prior years.

Preferred Stock Dividend

In the second quarter, preferred stock dividends were $119,000 for 2001, compared to $222,000 for 2000. Preferred stock dividends for 2001 and 2000 represented the 6% premium on the outstanding Series C and D Shares.

LIQUIDITY AND CAPITAL RESOURCES:

The Company had a working capital deficit of $26,780,000 at June 30, 2001, compared to a deficit of $23,045,000 at December 31, 2000. Stockholders' deficit at June 30, 2001 was $29,586,000, compared to a deficit of $25,226,000 at December 31, 2000.

Net cash used in operations for the six-month period ended June 30, 2001 was $2,907,000. This was mainly attributable to the operating loss for the period, partially offset by the non-cash depreciation and amortization expense and other charges. The $1,253,000 increase in accounts payable, accrued expenses and other current liabilities was due to the delay in payment to vendors as a result of the Company's cash constraints. The decrease in deferred revenues included $1,200,000 from prepaid cards previously sold that the Company has determined would not be redeemed. Net cash used in operations for the six-month period ended June 30, 2000 was $1,637,000. This was mainly due to the operating loss for the period, partially offset by the non-cash depreciation and amortization expense and other charges, and offset by a $3,139,000 increase in accounts payable and other current liabilities as the Company delayed the payment to vendors beyond the normal 30 day terms, a $744,000 decrease in receivables, and a $612,000 reduction in the debit cellular phones inventory.

For the six-month period ended June 30, 2001, the Company decreased its outstanding deposit with certain vendors by $118,000. In addition, the Company purchased approximately $74,000 of fixed assets in anticipation of the relocation of the corporate office. In July and August of 2001, the Company moved its corporate office and its Hartford call center into a new location in Hartford, Connecticut. The approximate cost of the relocation was $370,000, mainly in leasehold improvements. Net cash used in investing activities for the six-month period ended June 30, 2000 was $111,000, primarily for the purchase of computers and related accessories.

In March 2001, the Company's Chairman and Chief Executive Officer assumed the position as the Company's primary lender by purchasing an existing loan from a former lender and subsequently assigned his rights and obligations under such loan to Mobile Investments LLC ("Mobile"), a limited liability company formed by a group of investors in order to make funds available to the Company. Mobile agreed to increase the maximum loan amount available under this credit facility to $5,000,000, subject to certain conditions, including the ability of Mobile to procure such funds from its members. The Company's Chairman and Chief Executive Officer is an investor with an approximately 15% equity interest in Mobile. As of June 30, 2001, the Company had approximately $3,960,000 outstanding under the credit facility, which included $338,000 that was paid to the former lender, on behalf of the Company, which amount satisfied all obligations of the Company to the former lender. The outstanding amount also included $632,000 used by Mobile to satisfy a placement fee and various other fees and interest charges related to the credit facility.

As of August 6, 2001, the date of the most recent drawdown on the Mobile facility, approximately $4,340,000 was outstanding under the credit facility. While the Company is in the process of re-negotiating the terms of the facility with Mobile, there can be no assurance that Mobile will agree to extend the term of the facility or to otherwise forego its existing rights. In the event that the Company is unable to repay the credit facility as required by its terms on September 30, 2001, Mobile will be entitled to exercise its rights against the Company's assets, including seeking foreclosure of the Company's assets. Moreover, on September 30, 2001, in the event that the Company is not able to repay the Mobile facility, the exercise price of Mobile's outstanding warrants to acquire 10,000,000 shares of the Company's common stock, of which 8,680,000 shares have already vested, will be automatically reduced to $.15 per share. This repricing of the warrants may result in substantial dilution to existing shareholders of the Company.

Due to the Company's cash constraints, during the six-month period ended June 30, 2001, the Company did not make the required interest and principal payments on its outstanding 10% promissory notes due May 2003 and 5% convertible notes due May 2005, and as a result is in default under these notes. As of August 13, 2001, the aggregate principal amount outstanding under these notes was $577,000; total principal and interest accrued and payable was approximately $27,000. Several holders of the 5% convertible notes have sent the Company formal notice of default and exercised their right to declare the entire amount owed immediately due and payable.

The Company's former landlords of the Wethersfield corporate office and the Hartford call center have initiated lawsuits due to non-payment of rent. See "Item 1. Legal Proceeding". The Wethersfield and Hartford landlords claim that the Company owes approximately $325,000 and $112,000, respectively, in past due rent payments. The Company intends to attempt to negotiate a resolution with the landlords, however there can be no assurance that any resolution will be reached.

The Company has suffered significant losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. An immediate infusion of cash from debt or equity financing is required to meet the Company's short-term and long-term liquidity requirements, as described above. Although the Company continues to pursue possible sources of additional funding, there can be no assurance of its success.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Interest Rate Exposure. The Company's exposure to market risks for changes in interest rates relate primarily to the Company's investment portfolio. Cash is invested overnight with high credit quality financial institutions. Based on the Company's overall interest exposure including all interest rate sensitive instruments, a near-term change in interest rate movements would not materially affect the consolidated results of operations or financial position of the Company.

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

The Company is involved in a lawsuit due to non-payment of rent with respect to its former Hartford office, which housed one of the Company's two call centers (Connecticut Constitution Assoc. L. P. v. Shared Technologies Cellular, Inc., Superior Court, State of Connecticut, Case No. HDSP 113363, dated February 12,
2001). The landlord/plaintiff is seeking to collect past due rents. In July 2001, the Company moved the Hartford call center to a new location in Hartford, as part of an overall plan to consolidate the call center and the corporate office. The Company intends to attempt to negotiate a resolution with the landlord, however there can be no assurance that any resolution will be reached.

The Company is involved in a lawsuit due to non-payment of rent with respect to its former Wethersfield, CT corporate office (Putnam Park Associates v. Shared Technologies Cellular, Inc., Superior Court, State of Connecticut, dated July 20, 2001). The landlord/plaintiff is seeking to collect past due rents, interest and legal fees in the aggregate amount of $325,000. The plaintiff has made application to the court for a pre-judgment remedy of attaching assets of the Company sufficient to secure such amount. A hearing on this application is scheduled for August 29, 2001. In August 2001, the Company moved the corporate office to a new location in Hartford, as part of an overall plan to consolidate the Hartford call center and the corporate office. The Company intends to attempt to negotiate a resolution with the landlord, however there can be no assurance that any resolution will be reached.

The New York State Department of Taxation and Finance has notified the Company that $188,610 in overdue tax liabilities are subject to collection action and that an additional $492,166 in taxes have been determined to be due to the State of New York. The Company is negotiating a payment plan with the Department of Taxation and Finance, however there can be no assurance that a satisfactory plan will be agreed to.

The Company is not involved in any litigation which, other than as described above, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 29, 2001, the Company amended its Second Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 30 million to 50 million shares. This amendment had been approved by the Company's shareholders at the Company's Annual Meeting of Stockholders held on May 31, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the six-month period ending June 30, 2001, the Company did not make the required interest and principal payments on its outstanding 10% promissory notes due May 2003. The Company also did not make the required interest payments on its outstanding 5% convertible notes due May 2005, and as a result is in default under these notes. As of August 13, 2001, the aggregate principal amount outstanding under these notes was $577,000; total principal and interest accrued and payable was approximately $27,000. Several holders of the 5% convertible notes have sent the Company formal notice of default and exercised their right to declare the entire amount owed immediately due and payable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on May 31, 2001. A total of 12,627,999 votes were cast, out of a total of 15,725,280 potential votes. The following proposals were adopted by the margins indicated:

1.   To elect the following directors:

                                  CLASS           NUMBER OF SHARES
              DIRECTOR                           FOR        WITHHELD
         William A. DiBella         I         12,417,991    210,008
         Victor Grillo, Sr.         I         12,143,688    484,311
         Ismael G. Pinho           III        12,169,367    458,632

2. To approve an amendment to the Company's Second Restated Certificate of Incorporation to increase the authorized shares of the Company's Common Stock from 30 million to 50 million shares.

         FOR             11,838,000
         AGAINST            788,449
         ABSTAIN              1,550

3. To approve an amendment to the 1994 Stock Option Plan to increase the number of shares of the Company's Common Stock available for awards from 2,250,000 to 3,500,000 shares.

         FOR             11,628,159
         AGAINST            948,844
         ABSTAIN             50,996

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

3.(i) Certificate of Amendment to the Second Restated Certificate of Incorporation, dated June 29, 2001.

4.1 Eighth Amendment to Loan Agreement by and between the Company and Mobile Investments LLC, dated June 15, 2001.

4.2 Amendment to Note by and between the Company and Mobile Investments LLC, dated June 15, 2001.

4.3 Ninth Amendment to Loan Agreement by and between the Company and Mobile Investments LLC, dated July 12, 2001.

4.4 Amendment to Note by and between the Company and Mobile Investments LLC, dated July 12, 2001.

4.5 Tenth Amendment to Loan Agreement by and between the Company and Mobile Investments LLC, dated July 30, 2001.

4.6 Amendment to Note by and between the Company and Mobile Investments LLC, dated July 30, 2001.

4.7 Eleventh Amendment to Loan Agreement by and between the Company and Mobile Investments LLC, dated August 6, 2001.

4.8 Amendment to Note by and between the Company and Mobile Investments LLC, dated August 6, 2001.

4.9 Referral Agreement by and between the Company and William Bolles dated November 28, 2000. Incorporated by reference from Exhibit 4.21 to the Company's Form 10-K dated March 27, 2001.

4.10 First Amendment to Referral Agreement by and between the Company and William Bolles dated January 7, 2001. Incorporated by reference from
         Exhibit 4.22 to the Company's Form 10-K dated March 27, 2001.



(b)      REPORTS ON FORM 8-K

         None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.






                                       SHARED TECHNOLOGIES CELLULAR, INC.



Date:  August 13, 2001                 By: /s/ Ismael Pinho
                                               Ismael Pinho
                                               Chief Financial Officer
                                               (Chief Accounting Officer and
                                               Duly Authorized Officer)