Form 10-Q
period 2001-09-30
SHARED TECHNOLOGIES CELLULAR INC
filed 2001-11-19
CIK 933583

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                Yes __X___ No ___

As of November 13, 2001, there were 16,153,000 shares outstanding of the registrant's Common Stock, $.01 par value

               SHARED TECHNOLOGIES CELLULAR, INC. AND SUBSIDIARIES
                        DEBTOR-IN-POSSESSION (SEE NOTE 2)
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

PART 1  FINANCIAL INFORMATION                                                                     PAGE

     Item 1.            Financial Statements (Unaudited).

                        Consolidated Balance Sheets as of September 30, 2001 and
                        December 31, 2000                                                           3

                        Consolidated Statements of Operations for the Nine Months Ended
                        September 30, 2001 and 2000                                                 4

                        Consolidated Statements of Operations for the Three Months Ended
                        September 30, 2001 and 2000                                                 5

                        Consolidated Statements of Cash Flows for the Nine Months Ended
                        September 30, 2001 and 2000                                               6-7

                        Notes to Consolidated Financial Statements                                8-14

     Item 2.            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.                                               15-21

     Item 3.            Quantitative and Qualitative Disclosures about Market Risks                 21

PART II  OTHER INFORMATION

     Item 1.            Legal Proceedings.                                                       22-23

     Item 3.            Defaults Upon Senior Securities.                                            23

     Item 6.            Exhibits and Reports on Form 8-K.                                           23


SIGNATURE                                                                                           24

ITEM 1.  FINANCIAL STATEMENTS

Shared Technologies Cellular, Inc. and Subsidiaries
Debtor-in-Possession  (See Note 2)
Consolidated Balance Sheets

                                                                                       September 30, 2001         December 31, 2000
                                                                                           ------------             ------------
                                                         ASSETS                             (Unaudited)               (Audited)
CURRENT ASSETS:
  Cash                                                                                     $    139,000             $     84,000
  Accounts receivable, less allowance for doubtful accounts
      of $176,000 and $179,000 in 2001 and 2000                                                 671,000                1,023,000
  Inventories                                                                                   277,000                  641,000
  Prepaid expenses and other current assets                                                     365,000                1,174,000
                                                                                           ------------             ------------
              Total current assets                                                            1,452,000                2,922,000
                                                                                           ------------             ------------
TELECOMMUNICATIONS AND OFFICE EQUIPMENT, NET                                                    882,000                  891,000
                                                                                           ------------             ------------
OTHER ASSETS:
   Intangible assets, net                                                                     5,198,000                5,666,000
   Deposits and other                                                                           569,000                  586,000
                                                                                           ------------             ------------
              Total other assets                                                              5,767,000                6,252,000
                                                                                           ------------             ------------
                                                                                           $  8,101,000             $ 10,065,000
                                                                                           ============             ============

                                       LIABILITIES (SEE NOTE 2) AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Current portion of long-term debt                                                        $  6,106,000             $    415,000
  Accounts payable                                                                           16,419,000               10,121,000
  Accrued expenses and other current liabilities                                              6,591,000               10,485,000
  Deferred revenues                                                                           2,558,000                4,946,000
                                                                                           ------------             ------------
              Total current liabilities                                                      31,674,000               25,967,000
                                                                                           ------------             ------------
LONG-TERM DEBT, LESS CURRENT PORTION                                                                  0                  475,000
                                                                                           ------------             ------------
REDEEMABLE PUT WARRANT                                                                                0                  200,000
                                                                                           ------------             ------------
SERIES C AND D REDEEMABLE PREFERRED STOCK, issued and
     outstanding 7,800 shares in 2001 and 2000                                                9,004,000                8,649,000
                                                                                           ------------             ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred Stock, $.01 par value, authorized 5,000,000 shares, no shares issued or outstanding
  Common Stock, $.01 par value, authorized 50,000,000 shares, issued and
      outstanding 16,090,000 shares in 2001 and 13,903,000 in 2000                              161,000                  139,000
  Capital in excess of par value                                                             46,879,000               46,432,000
  Accumulated deficit                                                                       (79,617,000)             (71,797,000)
                                                                                           ------------             ------------
              Total stockholders' deficit                                                   (32,577,000)             (25,226,000)
                                                                                           ------------             ------------
                                                                                           $  8,101,000             $ 10,065,000
                                                                                           ============             ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Debtor-in-Possession  (See Note 2)
Consolidated Statements of Operations (Unaudited)
For the Nine Months Ended September 30,

                                                                    2001                     2000
                                                                ------------             ------------
REVENUES                                                        $ 17,272,000             $ 26,236,000

COST OF REVENUES                                                  12,301,000               22,056,000
                                                                ------------             ------------

GROSS MARGIN                                                       4,971,000                4,180,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      10,948,000               16,462,000

BAD DEBT EXPENSE                                                     333,000                  583,000
                                                                ------------             ------------
LOSS FROM OPERATIONS                                              (6,310,000)             (12,865,000)

INTEREST EXPENSE, NET                                             (1,147,000)                (181,000)
                                                                ------------             ------------

LOSS BEFORE INCOME TAXES                                          (7,457,000)             (13,046,000)

INCOME TAXES                                                          (8,000)                  (8,000)
                                                                ------------             ------------
NET LOSS                                                          (7,465,000)             (13,054,000)

PREFERRED STOCK DIVIDENDS                                           (355,000)                (689,000)
                                                                ------------             ------------

NET LOSS APPLICABLE TO COMMON STOCK                             ($ 7,820,000)            ($13,743,000)
                                                                ============             ============

BASIC AND DILUTED LOSS PER COMMON SHARE                               ($0.51)                  ($1.31)
                                                                ============             ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              15,193,000               10,501,000
                                                                ============             ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Debtor-in-Possession  (See Note 2)
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended September 30,

                                                                    2001                     2000
                                                                ------------             ------------
REVENUES                                                        $  4,725,000             $  8,307,000

COST OF REVENUES                                                   3,070,000                7,027,000
                                                                ------------             ------------

GROSS MARGIN                                                       1,655,000                1,280,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       3,842,000                5,019,000

BAD DEBT EXPENSE                                                      24,000                  184,000
                                                                ------------             ------------
LOSS FROM OPERATIONS                                              (2,211,000)              (3,923,000)

INTEREST EXPENSE, NET                                               (685,000)                 (55,000)
                                                                ------------             ------------

LOSS BEFORE INCOME TAXES                                          (2,896,000)              (3,978,000)

INCOME TAXES                                                               0                   (3,000)
                                                                ------------             ------------
NET LOSS                                                          (2,896,000)              (3,981,000)

PREFERRED STOCK DIVIDENDS                                           (119,000)                (160,000)
                                                                ------------             ------------

NET LOSS APPLICABLE TO COMMON STOCK                             ($ 3,015,000)            ($ 4,141,000)
                                                                ============             ============

BASIC AND DILUTED LOSS PER COMMON SHARE                               ($0.19)                  ($0.33)
                                                                ============             ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING              15,910,000               12,375,000
                                                                ============             ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Debtor-in-Possession  (See Note 2)
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30,

                                                                                           2001                     2000
                                                                                       ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss, before preferred stock dividend                                            ($ 7,465,000)            ($13,054,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities;
        Accretion of interest on note payable and capital lease                             989,000                   72,000
        Depreciation and amortization                                                       850,000                2,872,000
        Bad debt expense                                                                    333,000                  583,000
        Common stock issued for compensation
        and services                                                                        269,000                  218,000
        Change in operating assets and liabilities:
           Accounts receivable                                                               19,000                1,180,000
           Inventories                                                                      364,000                1,285,000
           Prepaid expenses and other current assets                                        809,000                  (85,000)
           Accounts payable, accrued expenses and other current liabilities               2,812,000                2,785,000
           Deferred revenues                                                             (2,388,000)                 467,000
                                                                                       ------------             ------------
   NET CASH USED IN OPERATING ACTIVITIES                                                 (3,408,000)              (3,677,000)
                                                                                       ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Decrease in deposits                                                                      22,000                  127,000
   Purchases of equipment                                                                  (378,000)                (185,000)
                                                                                       ------------             ------------
   NET CASH USED IN INVESTING ACTIVITIES                                                   (356,000)                 (58,000)
                                                                                       ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Borrowings from financial facility                                                     3,936,000                        0
   Repayments of financial facility                                                         (99,000)                       0
   Repayments of long-term debt and capital lease obligations                               (18,000)                (455,000)
   Proceeds from issuance of common and preferred stock                                           0                1,472,000
   Proceeds from exercise of warrants and options                                                 0                1,595,000
                                                                                       ------------             ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                              3,819,000                2,612,000
                                                                                       ------------             ------------

NET INCREASE (DECREASE) IN CASH                                                              55,000               (1,123,000)

CASH, BEGINNING OF PERIOD                                                                    84,000                1,635,000
                                                                                       ------------             ------------
CASH, END OF PERIOD                                                                    $    139,000             $    512,000
                                                                                       ============             ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Debtor-in-Possession  (See Note 2)
Consolidated Statements of Cash Flows (Unaudited) (continued)
For the Nine Months Ended September 30,

                                                                         2001                   2000
                                                                      -----------            -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                                                         $   116,000            $   213,000
                                                                      ===========            ===========
     Income taxes                                                     $     8,000            $     9,000
                                                                      ===========            ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

Issuance of common stock in connection with
services agreement                                                    $   150,000            $         0
                                                                      ===========            ===========
Issuance of warrants in connection with obtaining
credit facility                                                       $   186,000            $         0
                                                                      ===========            ===========
Redeemable preferred stock issued as preferred
stock dividends                                                       $   350,000            $   689,000
                                                                      ===========            ===========
Conversion of convertible notes into common stock                     $         0            $ 1,700,000
                                                                      ===========            ===========
Conversion of redeemable preferred stock into common stock            $         0            $13,019,000
                                                                      ===========            ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

Shared Technologies Cellular, Inc. and Subsidiaries
Debtor-in-Possession  (See Note 2)
Notes to Consolidated Financial Statements

September 30, 2001 (Unaudited)

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

2. VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11.

General

On September 28, 2001 (the "Petition Date"), the Company filed a voluntary petition for relief under chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court") under case # 01-22988. The Company (or the "Debtor") is currently operating its business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Debtor filed for relief under Chapter 11 to address the growing demands on the Company's cash flows resulting from continued losses from operations, debt service requirements and other commitments.

Consequences

As a consequence of the Chapter 11 filing, enforcement of all pending claims and litigation against the Debtor is stayed automatically by Section 362 of the Bankruptcy Code, and absence of further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Debtor. In addition, pursuant to
Section 365 of the Bankruptcy Code, the Debtor may reject or assume pre-petition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases, may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process. The Company anticipates that substantially all liabilities as of the Petition Date will be subject to settlement in accordance with a Chapter 11 plan of reorganization which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code. Although the

Debtor intends to file and seek confirmation of such a plan, there can be no assurance as to when the Debtor will file such a plan, or that such plan will be confirmed by the Bankruptcy Court and consummated. A creditors' committee has been formed and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.

As provided by the Bankruptcy Code, the Debtor initially has the exclusive right for 120 days following the Petition Date to propose a plan of reorganization. If the Debtor fails to file a plan of reorganization during such period or any extension thereof, or if such a plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest may be permitted to propose their own plan or plans of reorganization for the Debtor. The Company is unable to predict at this time what the treatment of creditors and equity security holders of the Debtor will be under any proposed plan of reorganization.

The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and the Company's stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 cases. There is no assurance that there will be sufficient assets to satisfy the Debtor's pre-petition liabilities in whole or in part. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims and holders of the Company's equity securities could receive no value for their interests. Because of such possibilities, the value of the equity securities of the Company is highly speculative. It is not possible to predict the outcome of the Chapter 11 case, the terms and provision of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtor or the interests of the Company's equity securities holders.

The Company does not expect that cash from operations will provide sufficient funds to allow it to continue its activities and to meet its post-petition debt and capital requirements for the foreseeable future, while a plan of reorganization is developed and considered. Consequently, the Company is attempting to obtain debtor-in-possession financing. In addition, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, the Company's ability to obtain funding to comply with any cash management order entered by the Bankruptcy Court, to maintain adequate cash on hand, to generate cash from operations, and to obtain confirmation of a plan of reorganization under the Bankruptcy Code.

Financial statement basis of presentation

The consolidated financial statements included herein have also been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in

Reorganization under the Bankruptcy Code", and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

Since the Petition Date falls two days prior to the Company's September 30, 2001 quarter end, substantially all liabilities at September 30, 2001 are deemed to be "Liabilities Subject to Compromise" (the "Debtor's liabilities incurred prior to the commencement of the Chapter 11 case). Accordingly, the Company has not segregated "Liabilities Subject to Compromise" in the consolidated financial statements included herein. "Liabilities Subject to Compromise" represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 case. Such claims remain subject to future adjustment. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. Payment terms for these amounts will be established in connection with the Chapter 11 case.

Pursuant to the Bankruptcy Code, the Debtor will be filing schedules with the Bankruptcy Court setting forth the assets and the liabilities of the Debtor as of September 28, 2001. Differences between amounts recorded by the Debtor and claims filed by the creditors will be investigated and resolved as part of the Chapter 11 case. A bar date of February 2, 2002 has been set for the filing of proofs of claim against the Debtor. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

3. LOSS PER COMMON SHARE. Basic earnings per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and then shared in the earnings of the entity. Diluted loss per common share was the same as basic loss per common share for the three and nine-month periods ended September 30, 2001 and 2000 because all other securities would have been antidilutive as a result of the Company's losses.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS. Prepaid expenses and other current assets consist of the following at September 30, 2001 and December 31, 2000:


                                           2001                  2000
         Prepaid access fees            $  219,000            $  725,000
         Note receivable                         0               289,000
         Other                             146,000               160,000
                                        ----------            ----------
                                        $  365,000            $1,174,000

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (SEE NOTE 2). Accrued expenses and other current liabilities consist of the following at September 30, 2001 and December 31, 2000:

                                                    2001              2000
         State and municipal obligations        $ 5,010,000        $ 6,462,000
         Payroll and payroll taxes                  318,000            802,000
         Commissions                                      0             99,000
         Unbilled carrier fees                      291,000          2,180,000
          Rebates and Refunds                       450,000                  0
         Other                                      522,000            942,000
                                                -----------        -----------
                                                $ 6,591,000        $10,485,000

6. REVOLVING CREDIT FACILITY (SEE NOTE 2). In March 2001, the Company's Chairman and Chief Executive Officer assumed the position as the Company's primary lender by purchasing an existing loan from a former lender and subsequently assigned his rights and obligations under such loan to Mobile Investments LLC ("Mobile"), a limited liability company formed by a group of investors in order to make funds available to the Company. Mobile agreed to increase the maximum loan amount under this credit facility to $5,000,000, subject to certain conditions, including the ability of Mobile to procure such funds from its members. The Company's Chairman and Chief Executive Officer is an investor in Mobile. As of September 30, 2001, the Company had approximately $4,641,000 outstanding under the credit facility, which included $338,000 that was paid to the former lender, on behalf of the Company, which amount satisfied all obligations of the Company to the former lender. The outstanding amount also included $1,205,000 used by Mobile to satisfy a placement fee and various other fees and interest charges related to the credit facility. The credit facility with Mobile had a maturity date of September 30, 2001 and prepaid interest at 12%, and is secured by all of the assets of the Company. In conjunction with the credit facility, the Company issued to Mobile warrants for the purchase of 10,000,000 shares of the Company's Common Stock.

The warrants issued to Mobile had an exercise price of $0.30 per share and one-half of all the warrants expire on the date on which the Company pays in full all obligations, and one-half of the warrants expire on the later of March 14, 2004 or the date on which the Company pays in full all obligations. Since the Company did not repay the credit facility in full by September 30, 2001, the exercise price of the warrants automatically reduced to $0.15 per share. The warrants vest on a pro-rata basis, as funds are received by the Company under the credit facility. As of September 30, 2001, warrants to acquire a total of 9,281,000 of such shares had vested with an estimated value of $186,000. The value of the warrants and fees incurred in obtaining the credit facility, were both amortized as additional interest expense over the 6-month life of the credit facility, ending September 30, 2001. In addition, the Board of Directors of the Company agreed to elect two directors designated by Mobile to the Company's Board of Directors. In May 2001, the Board of Directors elected Mr. Christopher McCann, a designate of Mobile, as a Director of the Company.

In July and August 2001, the Company entered into a $500,000 revolving credit facility and obtained two letters of credit that totaled $270,000 from Webster Bank. Assets pledged by the Company's Chairman and Chief Executive Officer collateralized both the revolving credit facility and the letters of credit. As of September 30, 2001, the Company had $500,000 outstanding under the revolving credit facility and had a $70,000 letter of credit outstanding that expires on July 31, 2002.

7. LITIGATION. As discussed in Note 2, on September 28, 2001, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Connecticut, case number 01 22988 RLK. As a result of the Chapter 11 filing, the existing directors and officers of the Company are managing its business as a debtor-in-possession subject to Bankruptcy Court approval for certain actions of the Company. The Company's daily operations will continue in accordance with its customary practice.

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

In July 2001, the Company moved the Hartford call center to a new location in Hartford, as part of an overall plan to consolidate the call center and the corporate office. This suit is stayed as a result of the Chapter 11 filing.

The Company is involved in a lawsuit due to non-payment of rent with respect to its former Wethersfield, CT corporate office (Putnam Park Associates vs. Shared Technologies Cellular, Inc., Superior Court, State of Connecticut, dated July 20, 2001). The landlord/plaintiff is seeking to collect past due rents. In August 2001, the Company moved the corporate office to a new location in Hartford, as part of an overall plan to consolidate the Hartford call center and the corporate office. This suit is stayed as a result of the Chapter 11 filing.

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

Operating segment information for the nine-month periods ended September 30, 2001 and 2000 is summarized as follows:

                                        Prepaid             Rental          Activation         Corporate         Consolidated
                                      ------------       ------------      ------------       ------------       ------------
   2001
   Revenues                           $ 12,312,000       $  4,960,000                                            $ 17,272,000
   Income (loss) before income        $ (2,635,000)      $    182,000                         $ (5,004,000)      $ (7,457,000)
   taxes

   2000
   Revenues                           $ 17,873,000       $  8,147,000      $    216,000                          $ 26,236,000
   Income (loss) before income        $ (9,655,000)      $    756,000      $     22,000       $ (4,169,000)      $(13,046,000)
     taxes

Operating segment information for the three-month periods ended September 30, 2001 and 2000 is summarized as follows:

                                        Prepaid             Rental          Activation          Corporate        Consolidated
                                       -----------        -----------       -----------        -----------        -----------
     2001
     Revenues                          $ 3,169,000        $ 1,556,000                                             $ 4,725,000
     Income (loss) before income       $(1,004,000)       $    84,000                          $(1,976,000)       $(2,896,000)
     taxes

     2000
     Revenues                          $ 5,566,000        $ 2,737,000       $     4,000                           $ 8,307,000
     Income (loss) before income       $(3,086,000)       $   459,000       $     1,000        $(1,352,000)       $(3,978,000)
     taxes

9. NEW ACCOUNTING PRONOUNCEMENTS. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-market value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

Revenues for the first nine months of 2001 were $17,272,000, compared to $26,236,000 for the first nine months of 2000, a decrease of $8,964,000. The net loss applicable to Common Stock for the nine-month period ended September 30, 2001 was $7,820,000, compared to $13,743,000 for the same period of 2000. The net basic and diluted loss per Common Share was $0.51 for 2001, compared to $1.31 for 2000.

Revenues

Prepaid operations had revenues of $12,312,000 for the first nine months of 2001, compared to $17,873,000 for the first nine months of 2000. The decrease in revenues of $5,561,000 (31%) was attributable to several factors. Due to market conditions and the Company's cash constraints, in the latter part of fiscal 2000 the Company changed its emphasis to bottom line profitability and away from customer growth with aggressive incentives. Consequently, the Company curtailed unprofitable relationships that had been generating new customers, but at an excessive cost to the Company. Also, in the third quarter of 2001, the Company had several carriers terminate their cellular service to STC due to nonpayment. As a result, the total number of customers decreased by approximately 50% between September 30, 2001 and 2000. In the first nine months of 2001, the Company also recognized $1,800,000 of revenues related to prepaid cards previously sold that the Company had determined would not be redeemed. In the first nine months of 2001, prepaid operations revenues included $1,121,000 from the sale of approximately 34,000 prepaid cellular phones, compared to $3,543,000 from the sale of approximately 77,000 prepaid cellular phones in the first nine months of 2000.

The Company's cellular phone rental operations had revenues of $4,960,000 for the first nine months of 2001, compared to $8,147,000 for the first nine months of 2000. The decrease of $3,187,000 (39%) was attributable to a drop of 49% in the number of rental agreements to 31,000, partially offset by an increase in the average revenue per rental agreement to $161 for 2001, compared to $134 for 2000. The decrease in the number of rentals was mainly attributable to two car rental companies discontinuing their cellular phone rental programs; National Car Rental in June 2000 and Alamo Car Rental in September 2000. In addition, during the fourth quarter of 2000, the Company closed several non-performing locations that also lowered revenues in 2001. The Company has received notice from The Hertz Corporation that they do not intend to renew their contract with the Company beyond November 2001. The Hertz Corporation currently accounts for approximately 50% of the Company's cellular phone rentals. The Company is attempting to develop new market opportunities focused on international access, the introduction of prepaid cards, local events and national corporate meeting planner events to increase rentals outside of its traditional business at car rental locations.

The Company's cellular activation operations had no revenues for the first nine months of 2001, compared to $216,000 for the first nine months of 2000. The cellular activations related to the MOVE program was terminated in the second quarter of 2000. The MOVE program provided cellular service activations to customers who moved from one cellular market to another.

Gross Margin

Gross margin was 29% of revenues for the first nine months of 2001, compared to 16% for the first nine months of 2000. The improvement in gross margin was due to prepaid operations. The following table summarizes revenues by operating segments and the corresponding gross margins for the two periods:

                              2001                           2000
                    Revenues      Gross margin      Revenues      Gross margin
Prepaid                71%             18%             68%             (6)%
Rental                 29%             55%             31%             64%
Activation              0%              0%              1%             31%
                      100%             29%            100%             16%

Gross margin for prepaid operations improved significantly in the first nine months of 2001, compared to the first nine months of 2000. As previously discussed, the Company has been emphasizing cost controls over customer growth. The Company negotiated lower line access and usage charges with various carriers. As a result, carrier charges, as a percentage of revenues, decreased to 59% in 2001, compared to 76% in 2000. The Company was also able to reduce commissions to distributors by approximately 20% between the two periods.

Gross margin for cellular phone rental operations decreased in the first nine months of 2001, compared to the first nine months of 2000. The decrease was attributable to the lower utilization of the cellular phone line inventory, from 36% in 2000, compared to 26% in 2001. The lower utilization was due to excessive lines that could not be deactivated at a sufficient rate to absorb the overcapacity of lines created by the closing of non-performing locations and the decrease in the number of rentals. The Company is working with the carrier to reduce the number of active lines and improve the Company's utilization rate.

Selling, General & Administrative Expenses

Selling, general and administrative expenses (SG&A) were $10,948,000 for the first nine months of 2001, compared to $16,462,000 for the first nine months of 2000, a decrease of $5,514,000 (34%). As a percentage of revenues, SG&A was 63% for 2001 and 2000. In the fourth quarter of 2000 and in the first nine months of 2001 the Company implemented SG&A cost reductions, mainly by reducing the number of employees. The Company had 310 employees at the end of September 2000, compared to 192 employees at the end of September 2001. Cost savings related to employee expenses were approximately $2,946,000 between the two periods. In August and September 2001, the Company also closed the St Louis Call Center and consolidated all other operations into one location. In the first nine months of 2001, the Company incurred approximately $406,000 in fees related to services by Dorman & Fawcett, a firm that specializes in assisting distressed companies, and incurred $52,000 in professional fees related to the bankruptcy filing. In the first nine months of 2000, the Company recognized $2,319,000 in fees related to the services agreement with Retail Distributors, Inc. entered into in early 1999.

Bad Debt Expense

Bad debt expense was $333,000 for the first nine months of 2001, compared to $583,000 for the first nine months of 2000. As a percentage of revenues, bad debt expense was approximately 2% for both 2001 and 2000.

Interest Expense

Interest expense, net of interest income, was $1,147,000 for the first nine months of 2001 compared to $181,000 for the first nine months of 2000. Interest expense for 2001 was mainly attributable to the credit facility with Mobile (see
Note 6 in Notes to Consolidated Financial Statements). In the first nine months of 2001, the Company recognized $218,000 in interest expense and $784,000 in amortized fees classified as additional interest expense related to the credit facility with Mobile. Interest expense for the nine-month period ended September 30, 2000 was mainly due to the Company's revolving credit facility with Citizens Bank of Massachusetts and debt from acquisitions made in prior years.

Preferred Stock Dividends

Preferred stock dividends were $355,000 for the first nine months of 2001, compared to $689,000 for the first nine months of 2000. Preferred stock dividends for both 2001 and 2000 represented the 6% premium on the outstanding Series C and D Shares and the accretion of the value of the Warrants issued in conjunction with the Series C and D Shares. Approximately $8,000,000 of the Series C Shares was outstanding at September 30, 2001 and September 30, 2000. However, approximately $7,000,000 of the Series C Shares were converted to Common Shares in April 2000, resulting in the higher preferred stock dividend for the first nine months of 2000. In addition, approximately $100,000 of the Series D Shares was outstanding at September 30, 2001, compared to $6,100,000 at September 30, 2000.

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

Revenues for the third quarter of 2001 were $4,725,000, compared to $8,307,000 for the third quarter of 2000, a decrease of $3,582,000 (43%). The net loss applicable to Common Stock for 2001 was $3,015,000, compared to $4,141,000 for 2000. The net loss per Common Stock was $0.19 for the third quarter of 2001, compared to $0.33 for the third quarter of 2000.

Revenues

In the third quarter, the Company's prepaid operations had revenues of $3,169,000 for 2001, compared to $5,566,000 for 2000. The decrease in revenues of $2,397,000 (43%) was due to the decline in the number of customers as a result of the Company's efforts to curtail unprofitable relationships that had been generating new customers, but at an excessive cost to the Company. In addition, in the third quarter of this year, the Company had several cellular carriers terminate their cellular service to STC due to nonpayment, which also reduced the number of customers.

In the third quarter, the Company's cellular telephone rental operations had revenues of $1,556,000 for 2001, compared to $2,737,000 for 2000. The decrease of $1,181,000 (43%) was attributable to two car rental companies discontinuing their cellular phone rental programs; National Car Rental in June 2000 and Alamo Car Rental in September 2000. In addition, during the fourth quarter of 2000 the Company closed several non-performing locations.

Gross Margin

In the third quarter, gross margin was 35% of revenues for 2001, compared to 15% for 2000. The improvement in gross margin was due to prepaid operations. The following table summarizes the revenues by segment and the corresponding gross margins for the two periods:

                              2001                           2000
                    Revenues      Gross margin      Revenues      Gross margin
Prepaid                67%             26%             67%             (9%)
Rental                 33%             54%             33%             65%
Activation              0%              0%              0%
                      100%             35%            100%             15%

In the third quarter, gross margin for the prepaid operations improved as a result of a reduction in carrier access and usage charges, which were 79% of prepaid revenues in 2001, compared to 94% in 2000. Gross margin for the portable cellular rental operations decreased as a result of lower utilization of the cellular phone line inventory.

Selling, General & Administrative Expenses

In the third quarter, SG&A were $3,842,000 for 2001, compared to $5,019,000 for 2000, a decrease of $1,177,000 (23%). As a percentage of revenues, SG&A was 81% for 2001, compared to 60% for 2000. In the fourth quarter of 2000 and in the first nine months of 2001, the Company implemented SG&A cost reductions, mainly by reducing the number of employees. The Company had 310 employees at the end of the third quarter of 2000, compared to 192 employees at the end of the third quarter of 2001. Cost savings related to employee expenses were approximately $851,000 between the two periods. In the third quarter of 2001, the Company also incurred $52,000 in professional fees related to the bankruptcy filing. Included in SG&A for 2000 is $773,000 in fees related to the services agreement with Retail Distributors, Inc. entered into in early 1999.

Bad Debt Expense

In the third quarter, bad debt expense was $24,000 for 2001, compared to $184,000 for 2000. As a percentage of revenues, bad debt expense was 0.5% for 2001, compared to 2% for 2000.

Interest Expense

In the third quarter, interest expense was $685,000 for 2001, compared to $55,000 for 2000. Interest expense for 2001 was mainly due to the Company's credit facility with Mobile (see Note 6 in Notes to Consolidated Financial Statements). In 2001, the Company recognized $136,000 in interest expense and $492,000 in amortized fees classified as additional interest expense related to the credit facility with Mobile. Interest expense for 2000 was mainly attributable to the revolving credit facility with Citizens Bank of Massachusetts and debt from acquisitions made in the prior years.

Preferred Stock Dividend

In the third quarter, preferred stock dividends were $119,000 for 2001, compared to $160,000 for 2000. Preferred stock dividends for 2001 and 2000 represented the 6% premium on the outstanding Series C and D Shares.

LIQUIDITY AND CAPITAL RESOURCES:

On September 28, 2001 (the "Petition Date"), the Company filed a voluntary petition for relief under chapter 11 ("Chapter 11") of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Connecticut (the "Bankruptcy Court") under case # 01-22988. The Company (or the "Debtor") is currently operating its business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Debtor filed for relief under Chapter 11 to address the growing demands on the Company's cash flows resulting from continued losses from operations, debt service requirements and other commitments.

The Company does not expect that cash from operations will provide sufficient funds to allow it to continue its activities and to meet its post-petition debt and capital requirements for the foreseeable future, while a plan of reorganization is developed and considered. Consequently, the Company is attempting to obtain debtor-in-possession financing. In addition, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, the Company's ability to obtain funding to comply with any cash management order entered by the Bankruptcy Court, to maintain adequate cash on hand, to generate cash from operations, and to obtain confirmation of a plan of reorganization under the Bankruptcy Code.

The Company had a working capital deficit of $30,222,000 at September 30, 2001, compared to a deficit of $23,045,000 at December 31, 2000. Stockholders' deficit at September 30, 2001 was $32,577,000, compared to a deficit of $25,226,000 at December 31, 2000.

Net cash used in operations for the nine-month period ended September 30, 2001 was $3,408,000. This was mainly attributable to the operating loss for the period, partially offset by the non-cash depreciation and amortization expense and accretion of interest on the Mobile debt. The $2,812,000 increase in accounts payable, accrued expenses and other current liabilities was due to the delay in payment to vendors as a result of the Company's cash constraints. The decrease in deferred revenues included $1,800,000 from prepaid cards previously sold that the Company has determined would not be redeemed. Net cash used in operations for the nine-month period ended September 30, 2000 was $3,677,000. This was mainly due to the operating loss for the period, partially offset by the non-cash depreciation and amortization expense, and offset by a $2,785,000 increase in accounts payable and other current liabilities as the Company delayed the payment to vendors beyond normal terms, a $1,650,000 decrease in debit operations receivables, and a $1,285,000 reduction in the debit cellular phones inventory.

For the nine-month period ended September 30, 2001, the Company decreased its outstanding deposit with certain vendors by $22,000. In addition, the Company incurred approximately $378,000 of mostly leasehold improvements in the relocation of the corporate office. In July and August of 2001, the Company moved its corporate office and its Hartford call center into a new location in Hartford, Connecticut. Net cash used in investing activities for the nine-month period ended September 30, 2000 was $58,000. This was mainly for the purchase of Nextel cellular phones, computer equipment and related accessories, partially offset by a reduction in deposits.

In March 2001, the Company's Chairman and Chief Executive Officer assumed the position as the Company's primary lender by purchasing an existing loan from a former lender and subsequently assigned his rights and obligations under such loan to Mobile Investments LLC ("Mobile"), a limited liability company formed by a group of investors in order to make funds available to the Company. Mobile agreed to increase the maximum loan amount available under this credit facility to $5,000,000, subject to certain conditions, including the ability of Mobile to procure such funds from its members. The Company's Chairman and Chief Executive Officer is an investor with an approximately 15% equity interest in Mobile. As of September 30, 2001, the Company had approximately $4,641,000 outstanding under the credit facility, which included $338,000 that was paid to the former lender, on behalf of the Company, which amount satisfied all obligations of the Company to the former lender. The outstanding amount also included $1,205,000 used by Mobile to satisfy a placement fee and various other fees and interest charges related to the credit facility.

The credit facility with Mobile had a maturity date of September 30, 2001. The Company is in the process of re-negotiating the terms of the facility with Mobile, however, there can be no assurance that Mobile will agree to extend the term of the facility or to otherwise forego its existing rights. In the event that the Company is unable to re-negotiate the terms of the facility, Mobile will be entitled to exercise its rights against the Company's assets, including seeking foreclosure of the Company's assets. Moreover, on September 30, 2001, the exercise price of Mobile's outstanding warrants to acquire 10,000,000 shares of the Company's common stock, of which 9,281,000 shares have already vested, were automatically reduced to $.15 per share.

Due to the Company's cash constraints, during the nine-month period ended September 30, 2001, the Company did not make the required interest and principal payments on its outstanding 10% promissory notes due May 2003 and 5% convertible notes due May 2005, and as a result is in default under these notes. As of November 13, 2001, the aggregate principal amount outstanding under these notes was $577,000; total principal and interest accrued and payable was approximately $36,000. Several holders of the 5% convertible notes have sent the Company formal notice of default and exercised their right to declare the entire amount owed immediately due and payable.

The Company's former landlords of the Wethersfield corporate office and the Hartford call center have initiated lawsuits due to non-payment of rent. See "Item 1. Legal Proceeding". The Wethersfield and Hartford landlords claim that the Company owes approximately $325,000 and $112,000, respectively, in past due rent payments. These suits are stayed as a result of the Chapter 11 filing.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: MANAGEMENT'S DISCUSSION AND ANALYSIS MAY INCLUDE FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES MAY INCLUDE, WITHOUT LIMITATION, TECHNOLOGICAL OBSOLESCENCE, PRICE AND INDUSTRY COMPETITION, FINANCING CAPABILITIES, DEPENDENCE ON MAJOR CUSTOMERS AND RELATIONSHIPS, DEPENDENCE ON RELATIONSHIPS WITH TECHNOLOGY LICENSERS AND TELECOMMUNICATIONS CARRIERS, AND THE COMPANY'S ABILITY TO EFFECTIVELY EXECUTE ITS BUSINESS PLAN.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 28, 2001, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Connecticut, case number 01 22988 RLK. As a result of the Chapter 11 filing, the existing directors and officers of the Company are managing its business as a debtor-in-possession subject to Bankruptcy Court approval for certain actions of the Company. The Company's daily operations will continue in accordance with its customary practice.

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

The Company is involved in a lawsuit due to non-payment of rent with respect to its former Hartford office, which housed one of the Company's two call centers (Connecticut Constitution Assoc. L. P. v. Shared Technologies Cellular, Inc., Superior Court, State of Connecticut, Case No. HDSP 113363, dated February 12,
2001). The landlord/plaintiff is seeking to collect past due rents. In July 2001, the Company moved the Hartford call center to a new location in Hartford, as part of an overall plan to consolidate the call center and the corporate office. Ths suit is stayed as a result of the Chapter 11 filing.

The Company is involved in a lawsuit due to non-payment of rent with respect to its former Wethersfield, CT corporate office (Putnam Park Associates v. Shared Technologies Cellular, Inc., Superior Court, State of Connecticut, dated July 20, 2001). The landlord/plaintiff is seeking to collect past due rents, interest and legal fees in the aggregate amount of $325,000. The plaintiff has made application to the court for a pre-judgment remedy of attaching assets of the Company sufficient to secure such amount. A hearing on this application is scheduled for August 29, 2001. In August 2001, the Company moved the corporate office to a new location in Hartford, as part of an overall plan to consolidate the Hartford call center and the corporate office. Ths suit is stayed as a result of the Chapter 11 filing.

The Company is not involved in any litigation which, other than as described above, individually or in the aggregate, if resolved against the Company, would be likely to have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the nine-month period ending September 30, 2001, the Company did not make the required interest and principal payments on its outstanding 10% promissory notes due May 2003. The Company also did not make the required interest payments on its outstanding 5% convertible notes due May 2005, and as a result is in default under these notes. As of November 13, 2001, the aggregate principal amount outstanding under these notes was $577,000; total principal and interest accrued and payable was approximately $36,000. Several holders of the 5% convertible notes have sent the Company formal notice of default and exercised their right to declare the entire amount owed immediately due and payable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)         EXHIBITS

            none

(b)         REPORTS ON FORM 8-K

On October 5, 2001, the Company filed a report on Form 8-K, Item 3, concerning the Company's filing, on September 28, 2001, of a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Connecticut, case number 01 22988 RLK.

As a result of the Chapter 11 filing, the existing directors and officers of the Company are managing its business as a debtor-in-possession subject to Bankruptcy Court approval for certain actions of the Company. The Company's daily operations will continue in accordance with its customary practice.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                             SHARED TECHNOLOGIES CELLULAR, INC.



Date: November 13, 2001                           By: /s/ Ismael Pinho
                                                  Ismael Pinho
                                                  Chief Financial Officer
                                                  (Chief Accounting Officer and
                                                  Duly Authorized Officer)